Form 10-Q
period 2011-11-10
SECURE NetCheckIn Inc
filed 2011-11-10
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

13118 Lamar Ave

Overland Park, KS 66209

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.945.1290

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 30, 2011
Common Stock, par value $.001 per share	3,300,000

PART I. FINANCIAL INFORMATION (UNAUDITED).

The accompanying unaudited financial statements of SECURE NetCheckIn Inc. (the  “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2010, previously filed with the Commission, which are included in the S-1 Registration Statement filed with the SEC on March 29, 2011.

SECURE NETCHECKIN INC.

AS OF DECEMBER 31, 2010

AND FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION)

THROUGH SEPTEMBER 30, 2011

(AUDITED)

Financial Statements

To the Board of Directors and Shareholders

SECURE NetCheckIn Inc.

Overland Park, Kansas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of SECURE NetCheckIn Inc. (the “Company”) (A Development Stage Company) as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from October 12, 2010 (inception) to December 31, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURE NetCheckIn Inc. as of December 31, 2010, and the results of its operations, changes in stockholders’ equity, and cash flows for the period from October 12, 2010 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a loss from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC.
Kansas City, Missouri
March 28, 2011

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash	$4	$79
Accounts Receivable | Subscription	$40,000	$0
TOTAL CURRENT ASSETS	$40,004	$79

Deferred offering costs	$6,760	$6,760
Intellectual Property – Software	$3,169	$3,169
TOTAL ASSETS	$49,933	$10,008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,760	$6,760
TOTAL CURRENT LIABILITIES	$6,760	$6,760

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8 and 9)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, authorized: 75,000,000 shares, Issued and outstanding: None		-
Common stock, $0.001 par value, authorized: 425,000,000 shares, Issued and outstanding: 3,100,000 shares	$3,100	$3,100
Common stock, $0.001 par value, authorized: 425,000,000 shares, Issued and outstanding: 200,000 shares	$40,000	$0
Additional Paid in Capital	$769	$169
Deficit accumulated during the development stage	$(696)	$(21))
TOTAL STOCKHOLDERS' EQUITY	$43,173	$3,248
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,933	$10,008

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the period from	For the period from	For the period form
	January 1, 2011	October 12, 2010	October 12, 2010
	To	(Inception) to	(Inception) to
	September 30, 2011	December 31, 2010	September 30, 2011
REVENUE	$0	$0	$0

EXPENSES
Edgarization Expense	$546	$0	$546
Bank Charges	$129	$21	$150
Total Expenses	$675	$21	$696
NET (LOSS)	$(675)	$(21)	$(696)

NET LOSS PER SHARE
Basic and diluted	$(0.000205)	$(0.00)	$(0.000210)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	3,300,000	3,100,000	3,300,000

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) TO DECEMBER 31, 2010 (Audited)

FOR THE NINE MONTHS JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011 (Unaudited)

				Deficit Accumulated
	Common Stock		Additional	During the	Total
	$0.001 Par Value		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficit
Balance ,October 12, 2010	0	$0	$0	$0	$0

Shares issued at $0.001 per share on October 12, 2010	3,100,000	$3,100	$169	-	$3,269

Net Loss, period ended December 31, 2010	-			(21)	$(21)
Balance, December 31, 2010	3,100,000	$3,100	$169	$(21)	$3,248

Shares issued at $0.20 per share on August 31, 2011	200,000	$40,000	$600		40,600
Net Loss, period January 1, 2011 to September 30, 2011	-	-	-	(675)	$(675)
Balance, September 30, 2011	3,300,000	$43,100	$769	$(696)	$43,173

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	For the	For the period from	For the period from
	Nine Months	October 12, 2010	October 12, 2010
	Ended	(Inception) to	(Inception) to
	September 30, 2011	December 31, 2010	September 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(675)	$(21)	$(696)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in deferred offering costs	$0	$(6,760)	(6,760)
Increase in accounts payable	$0	$6,760	6,760
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(675)	$(21)	$(696)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$40,000	$100	$40,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	$100	$40,100

INCREASE (DECREASE) IN CASH	$39,325	$79	$39,404

CASH, BEGINNING OF PERIOD	$79	$0	$0

CASH, END OF PERIOD	$4	$79	4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Intellectual property contributed for stock	$0	$3,169	$3,169
Stock Subscription Receivable	$40,000	0	40,000

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS, AND BASIS OF PRESENTATION

The interim financial statements, for the nine months ended September 30, 2011, included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results

SECURE NetCheckIn Inc. (the "Company") was incorporated in the State of Nevada on October 12, 2010. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans to offer a web-based back office scheduling and appointment management system for urgent care centers or physicians’ offices.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no business operations and has negative working capital and minimal stockholders’ equity.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon the continued   operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

The company plans to improve its financial condition through a public offering as described in Note 6. However, there is no assurance that the Company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Fair Value of Financial Instruments

ASC Topic 820-10 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These  financial instruments include cash, stock subscriptions receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.  See Note 8 for further details.

e) Revenue Recognition

The Company has not generated any revenues since entering the development stage.  It is the Company's policy that revenues will be recognized in accordance with ASC Topic 605-10-25, "Revenue Recognition". Under ASC Topic 605-10-25, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

f) Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. To date, the Company has not adopted a stock option plan and has not granted and stock options.

g) Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

h) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC Topic 260-10, "Earnings per Share". ASC Topic 260-10 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive shares if their effect is anti-dilutive.  The Company had no dilutive common stock equivalents as of September 30, 2011.

F-7

i) Development Stage Company

Based on the Company's business plan, it is a development stage Company since planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October 12, 2010, when the Company was organized.

j) Concentrations

The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

k) Recent Pronouncements

There were various accounting standards and interpretations issued during 2010 or 2011, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($21) for the period from October 12, 2010 (inception) to December 31, 2010 and a net loss of ($675) for the period January 1, 2011 to September 30, 2011 for a total loss of ($696) for the period October 12, 2010 (Inception) to September 30, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

•

the volatile and competitive nature of our industry,

•

the uncertainties surrounding the rapidly evolving markets in which we compete,

•

the uncertainties surrounding technological change of the industry, our dependence on its intellectual property rights,

•

the success of our marketing efforts,

•

the changing demands of customers, and

•

the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company, and the Notes thereto included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

Overview

Company Overview

We are a technology company offering a cloud-based scheduling and notification product targeted to urgent care facilities and medical offices to increase the satisfaction of patients in scheduling and timing of appointments.

The Company was incorporated in the state of Nevada on October 12, 2010.  The Company’s principal offices are currently located at 13118 Lamar Ave., Overland Park, KS 66209.  Our telephone number there is 913.945.1290.  All operations, from administration to product development take place at this location.  The company occupies space owned by Mark W. and Brandi L. DeFoor, the officers of the company, for which it currently pays no rent.

The Company is in the early stage of operations with no current revenues to date.  From inception through July 26, 2011, the date on which the Company’s securities became effective by the SEC, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer.  From August 3, 2011 through August 31, 2011, the Company conducted its securities offering.  During the remainder of the third quarter, the Company continued to develop its offering and working on identifying potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

Organizational Structure

Our President and Chief Executive Officer, Brandi L. DeFoor, and our Vice President, Mark W. DeFoor handle the operational business functions, including corporate administration and development responsibility. We have no employees. Our officers receive no salaries.

Products and Services

The Company offers a reliable and user-friendly web-based scheduling program that allows patients to schedule appointments online and allows the medical office staff to notify the patient via text or email if the doctor is running late. This system reduces the amount of time patients wait in the waiting room thereby increasing patient satisfaction  The Company has developed the software and has over 1400 users at its test site. The beta test customer continues to use the service free-of-charge.

Risks, Uncertainties and Trends Relating to the Company and Industry

Web-based technology solutions are intensely competitive in the United States as many software development companies are focused on medical and healthcare applications. We have numerous competitors in the United States and elsewhere. Several of these competitors have already successfully marketed and commercialized products that compete with our products. Our success is dependent up our ability to effectively and profitably produce, market, and sell our products. Our business strategy and success is dependent on the skills and knowledge of our management team. The marketability and profitability of our products is subject to unknown economic conditions, which could significantly impact our business, financial condition, the marketability of our products and our profitability. We are vulnerable to the current economic crisis which may negatively affect our profitability. Our success depends, in part, on the quality and operability of our products.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the Nine Month Periods Ended September 30, 2011 (Unaudited), the Three Month Period Ended December 31, 2010 (Audited) and for the Period from October 12, 2010 (inception) to September 30, 2011 (Unaudited), have been reflected herein.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, deferred income taxes, and contingencies among others.

Earnings Per Share - Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

Comprehensive Income (Loss)  - FASB ASC Topic 220 (Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME") establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Recently Issued Accounting Pronouncements.  There were various accounting standards and interpretations issued during 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

Operating Expenses.  Our operating expenses consist of bank charges. The Company is not accumulating any other expenses in its operations at this time.

Liquidity and Capital Resources

Management believes that we will begin receiving revenue in the second quarter of 2012. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2011, will be sufficient to finance our operations and planned capital expenditures through the fourth quarter of 2012.

We will continue to pursue traffic to our web site and actively seek new customers. We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash, would be sufficient to finance our current operations through the fourth quarter of 2012.

We had a net cash of ($696) from operating activities for the nine month period ended September 30, 2011, and net cash of ($21) for the period from October 12, 2010 through December 31, 2010.  We had $4 from cash from October 10, 2010 (inception) through September 30, 2011.  We ended the third quarter with cash of $4.

We believe cash flow from operations will be sufficient to fund our current operations through the fourth quarter of 2011.

Capital Resources

We have financed our operations primarily through cash flows from equity financings. We commenced a public offering in the amount of $40,000 in July 2011. Our common stock was offered at a fixed price of $.20 per share.  The investors purchased a 2% stake in the company for a total of 200,000 shares of the Company’s common stock.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next six months.

While we would like to grow our business with our cash flow, a robust increase in subscriptions to our service, delays in collection of our accounts receivable and/or the incurrence of unforeseen expenses may necessitate our engaging in a capital raising transaction in the fourth quarter of  2012.

We may also seek to raise additional cash to fund future investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. Nor do we have any current plans to raise additional capital. However we reserve the right to raise additional capital in the future in which case the percentage ownership of our shareholders would be diluted. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of September 30, 2011, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of September 30, 2011, the Company did not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 25, 2011, the Company called a special meeting of the security holders to vote to elect Mark W. DeFoor to the Company’s board of directors.  At that meeting of the security holders, Mr. DeFoor was elected to the Company’s board of directors.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

Exhibit Index

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3(i)	Amended and Restated Articles of Incorporation of the Company[1]
3(iii)	By-Laws of the Company[1]
4	Stock Subscription Agreement[2]
Prospectus[3]
31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002[2]
31.1	Certification under Section 906 of Sarbanes-Oxley Act 2002[2]

[1]Exhibits incorporated by reference to Registrant’s Form S-1 Registration Statement filed with the SEC on March 29, 2011.

[2]Filed as an Exhibit to this Form 10-Q

[3]Exhibit incorporated by reference to Registrants Form 424b, filed on October 27, 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn INC.

Dated: November 9, 2011	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

1