Form 10-Q
period 2011-12-31
SECURE NetCheckIn Inc
filed 2012-03-30
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 31, 2011
Common Stock, par value $.001 per share	3,300,000

Part I. Financial Information (Unaudited).

The accompanying are financial statements of SECURE NetCheckIn Inc. (the “Company”). These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2010, previously filed with the Commission, which are included in the S-1 Registration Statement filed with the SEC on March 29, 2011.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$53	$79
Accounts Receivable | Subscription	$40,000	$0
TOTAL CURRENT ASSETS	$40,053	$79

Deferred offering costs	$6,760	$6,760
Intellectual Property – Software	$3,169	$3,169
TOTAL ASSETS	$49,982	$10,008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,760	$6,760
TOTAL CURRENT LIABILITIES	$6,760	$6,760

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, authorized: 75,000,000 shares, Issued and outstanding: None		-
Common stock, $0.001 par value, authorized: 425,000,000 shares, Issued and outstanding: 3,100,000 shares	$3,100	$3,100
Common stock, $0.001 par value, authorized: 425,000,000 shares, Issued and outstanding: 200,000 shares	$40,000	$0
Additional Paid in Capital	$815	$169
Deficit accumulated during the development stage	$(693)	$(21))
TOTAL STOCKHOLDERS' EQUITY	$43,222	$3,248
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,982	$10,008

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

	For the period from	For the period form
	January 1, 2011 to	October 12, 2010 (Inception) to
	December 31, 2011 (Unaudited)	December 31, 2011 (Unaudited)
REVENUE	$0	$0

EXPENSES
Edgarization Expense	$546	$546
Bank Charges	$127	$148
Total Expenses	$673	$694
NET (LOSS)	$(673)	$(694)

NET LOSS PER SHARE
Basic and diluted	$(0.000204)	$(0.000210)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	3,300,000	3,300,000

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) TO DECEMBER 31, 2010

AND

FOR THE TWELVE MONTH PERIOD JANUARY 1, 2011 THROUGH DECEMBER 31, 2011

				Deficit Accumulated
	Common Stock		Additional	During the	Total
	$0.001 Par Value		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficit
Balance ,October 12, 2010	0	$0	$0	$0	$0

Shares issued at $0.001 per share on October 12, 2010	3,100,000	$3,100	$169	-	$3,269

Net Loss, period ended December 31, 2010	-			(21)	$(21)
Balance, December 31, 2010	3,100,000	$3,100	$169	$(21)	$3,248

Shares issued at $0.20 per share on August 31, 2011	200,000	$40,000	$646		40,646
Net Loss, period January 1, 2011 to December 31, 2011	-	-	-	(673)	$(673)
Balance, December 31, 2011	3,300,000	$43,100	$815	$(694)	$43,222

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the period	For the period from
	January 1, 2011	October 12, 2010
	To	(Inception) to
	December 31, 2011	December 30, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(673)	$(694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in deferred offering costs	$0	$(6,760)
Increase in accounts payable	$0	$6,760
Subscription Receivable	$(40,000)	$(40,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(673)	$(694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$40,000	$40,100
Additional Paid In Capital	$646	$646
NET CASH PROVIDED BY FINANCING ACTIVITIES	$40,646	$40,746

INCREASE (DECREASE) IN CASH	$(27)	$58

CASH, BEGINNING OF PERIOD	$79	$0

CASH, END OF PERIOD	$53	53

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Intellectual property contributed for stock	$3,169	$3,169
Stock Subscription Receivable	$40,000	$40,000

The accompanying notes are an integral part of the financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) TO DECEMBER 31, 2010

AND

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) TO DECEMBER 31, 2011

Note 1. Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no revenues and has a very small amount of cash. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2.  Summary of Significant Accounting Policies

a) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

b) Use of Estimates and Assumptions

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

c) Fair Value of Financial Instruments

ASC Topic 820-10 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 30, 2011.

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

d) Revenue Recognition

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

e) Stock-based Compensation/

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

f) Income Taxes

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

g) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC Topic 260-10, "Earnings per Share". ASC Topic 260-10 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents as of December 31, 2011.

h) Development Stage Company

Based on the Company's business plan, it is a development stage Company since planned principle operations have not yet commenced in a significant manner. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October 12, 2010, when the Company was organized.

i) Concentrations

The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

j) Recent Pronouncements

There were various accounting standards and interpretations issued during 2010 or 2011, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

Note 3. Going Concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of ($21) for the period from October 12, 2010 (inception) to December 31, 2010, and a net loss of ($673) for the period January 1, 2011 to December 31, 2011, for a total loss of ($694) for the period October 12, 2010 (Inception) to December 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

The Company is in the early stage of operations with no current revenues to date. From inception through July 26, 2011, the date on which the Company’s securities became effective by the SEC, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer. From August 3, 2011 through August 31, 2011, the Company conducted its securities offering. During the remainder of the third and fourth quarter, the Company continued to develop its offering and working on identifying potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

Organizational Structure

Our President and Chief Executive Officer, Brandi L. DeFoor, and our Vice President, Mark W. DeFoor handle the operational business functions, including corporate administration and development responsibility. We have no employees. Our officers receive no salaries.

Products and Services

The Company offers a reliable and user-friendly web-based scheduling program that allows patients to schedule appointments online and allows the medical office staff to notify the patient via text or email if the doctor is running late. This system reduces the amount of time patients wait in the waiting room thereby increasing patient satisfaction The Company has developed the software and has over 1800 users at its test site. The beta test customer continues to use the service free-of-charge.

Revenue

We did not generate any revenue for the period ending December 31, 2011.

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

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during 2009, 2010, and 2011, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

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

We had net cash of ($53) from operating activities for the twelve month period ended December 31, 2011. We ended the fourth quarter of 2011 with cash of $53.

The Company’s owners are not receiving salaries and are conserving cash by limiting expenses. We believe cash flow from operations will be sufficient to fund our current operations through 2012.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of December 31, 2011, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of December 31, 2011, the Company did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our management concluded as of the evaluation date that our disclosure controls and procedures were not fully effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

We identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011:

1.

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only two officers with management functions and therefore there is lack of segregation of duties. In addition, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

2.	In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.
3.

There is a strong reliance on the external service providers to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

4.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external service providers and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

The Company is currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity and Use of Proceeds.

None.

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 25, 2011, the Company called a special meeting of the security holders to vote to elect Mark W. DeFoor to the Company’s board of directors. At that meeting of the security holders, Mr. DeFoor was elected to the Company’s board of directors.

Item 5. Other Information .

None.

ITEM 6. EXHIBITS.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

Exhibit Index

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002[2]
32.1	Certification under Section 906 of Sarbanes-Oxley Act 2002[2]

[2]Filed as an Exhibit to this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: March 30, 2012	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

1