Form 10-K
period 2011-12-31
SECURE NetCheckIn Inc
filed 2012-04-02
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

13118 Lamar Ave

Overland Park, KS 66209

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.945.1290

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Outstanding Shares at December 31, 2011
Common Stock, par value $.001 per share	3,300,000

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[ ] Yes  [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes  [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer

[ ]

Accelerated filer

[   ]

Non-accelerated filer

[ ]

Smaller reporting company

[X]

 (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$28,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding as of December 31, 2011
Common Stock, par value $0.0001	3,300,000

Documents incorporated by reference:	None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those identified below in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1. Business

SECURE NetCheckIn Inc. was incorporated under the laws of the state of Nevada on October 12, 2010. The Company's principal offices are located at 13118 Lamar Ave, Overland Park, KS 66209. Our telephone number there is 913.945.1290. We are in the process of developing and improving our website at www.securenetcheckin.com.

The Company owns and is continuing to improve and develop a product that allows physician practices, healthcare centers, urgent care centers (collectively, “Healthcare Centers”) and their clients to manage appointments and client information online using a web-based portal.  From its inception through the date of this registration, the Company has beta-tested its product at a local urgent care facility where over 1800 unique users have signed up and used the system as of December 2011.

The Company offers a web-based back office system for Healthcare Centers which allows the office staff or physician to modify the schedule based on the physician’s availability.  Should the office fall behind, the system automatically notifies all future appointments of the delay.  Patients have the ability to know exactly when they will be seen without waiting.  In addition, information entered by the patient such as personal history and insurance information can integrated into and made part of the patient’s records.  Next phases of product development would integrate these records into other electronic medical record (“EMR”) systems.

The Company registered its common stock on a Form S-1 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(b) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholder, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable.

Item 1A. Risk Factors.

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

We have limited resources and no revenues from operations and will need additional financing in order to execute any business plan.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the Company's business model is more fully executed and we cannot ascertain our full capital requirements until such time.

If we do not obtain additional financing, our business will fail.

Our business plan calls for ongoing expenses in connection with the development of the business of the Company. We have not generated any revenue from operations to date. We may not be able to implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholders and their interest may be subordinate to the rights and preferences of the holders of new equity shares.

The Company has a lack of profit and uncertain profit outlook.

The Company has no history in operating its business on which to evaluate the Company and its prospects. If customers do not adopt the Company’s products and services due to the Company’s operating history, the Company’s profits will be significantly and negatively affected. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered in this context.

There may be conflicts of interest between our management and non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and their fiduciary duty to our stockholders. We cannot assure you that conflicts of interest among us, our management and our stockholders will not develop.

If the Company does not generate sales in a timely manner, the Company may run out of cash.

The Company’s business plan is dependent on sales.  We have limited marketing and sales resources, so the Company cannot determine with any certainty when it will generate revenue.  The Company will hire staff and incur recurring expenses and plans to increase staffing and expense levels in anticipation of revenues assuming proceeds from this Offering make such expenditures feasible. In the event that revenues do not occur in a timely manner, the Company will need to dramatically reduce costs and may run out of cash.

If the market chooses to buy competitive products and services, the Company will not be financially viable.

Although the Company believes that its products will be of commercial usefulness, there is no verification by the marketplace that the Company’s products and services will be purchased by customers. If the market chooses to buy competitive products and services, it may be more difficult for the Company to be profitable and the Company's business would be substantially harmed. The Company believes that the purchase of its products is also highly dependent on perceptions of risk, financial viability of the Company, ability to provide related services and support, and other factors including brand perception, references, and commercial linkage between these sales and other products and services. If the Company is not able to manage these perceptions, it may not be able to meet its forecasts and projections.

The Company’s competitors are larger and have greater resources, giving them the ability to utilize commercial practices that prevent customers from buying the Company’s products and services.

The Company's competitors are other software development companies, especially those that are focused on offering electronic medical record solutions such as Cerner.  Many of our competitors are larger and have resources greater than those of the Company; therefore, there can be no assurance that potential customers will buy from the Company, as opposed to the Company's competitors. If potential customers do not buy from the Company, the Company's business would be significantly harmed. Competitors may also have greater leverage and stronger relationships with their customers, as well as the ability to offer lower prices, which could affect the Company’s ability to procure customers or cause customers to change vendors.

We may be unable to obtain listing of our common stock on a more liquid market.

We have filed our application to be quoted  on the FINRA'S OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on the OTCBB or any automated quotation system or national securities exchange.

The Company must develop a delivery and support infrastructure to be viable in the market.

The Company is in an early stage of development, and if the Company does not develop the necessary infrastructure to support its customers, its business could suffer or fail.  For example, sales and support and the corresponding infrastructure must be put in place to drive revenue.  Failure to put in that system would likely cause the business to fail.

The Company’s business plan is highly sensitive to many factors, and thus Company performance is not easily predictable.

Software development is a quickly changing environment and is sensitive to many factors, including competition with larger companies, market demand, research and development expenditures, and the ability to stay competitive in the applicable industry. Given these and other market factors, the Company cannot predict with certainty its short- and long-term performance and profitability. In addition, even if the Company achieves profitability, given these many factors affecting the Company’s business, the Company may not be able to maintain profitability in the future.

If the Company does not manage growth effectively, the Company’s business could be harmed.

Resource infrastructure and a significant sales plan will be required to realize the Company’s growth strategy. Operations growth will place significant demands on the management and other resources of the Company, which demands are likely to continue. To manage future growth, the Company will need to continue to attract, hire and retain highly skilled and motivated officers, managers and employees for:

1.	Sales, marketing, business development and customer service;
2.	Technical support, software development and integration;
3.	Operational and financial management; and
4.	Training, integrating and managing the growing employee base.

The Company may not be successful in selecting, managing or expanding its operations and markets or maintaining adequate management, financial and operating systems and controls. The Company may not be able to achieve desired geographic expansion without additional investment.

Experience of management may not be adequate to achieve projections.

While the Company’s officer has history in working with growth companies, there is no guarantee that such experience will ensure that the company will reach its projections.  Success in this industry has many factors that our management team cannot control: the general economy; rapid deployment of competitor offerings; ability to protect our intellectual property; and other macroeconomic factors.

Item 2.  Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company has office space, without charge, provided by the company’s officers, Brandi L. DeFoor and Mark W. DeFoor. We intend to use these facilities for the time being until we feel we have outgrown them.

Item 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 25, 2011, the Company held a special shareholders’ meeting where Mark W. DeFoor was elected as a director of the Company.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities. The Company is currently in the process of applying for quotation of its securities on the OTC Bulletin Board. The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board.

As of December 31, 2011, there were 38 shareholders of record of our common stock.  The Company has not paid any dividends and does intend to declare or pay any cash dividends in the foreseeable future.

The Company has retained VStock Transfer, LLC of 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 as its transfer agent.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition  and Results of Operations

Revenue. The Company is not currently generating revenues. As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company is currently focusing on generating revenue by driving traffic to its website and by having its officers drive sales through their network of business contacts.

Property and Equipment. The Company currently owns no equipment.

Total Expenses. The Company incurred operating expenses for the year ended December 31, 2011 in the amount of $673.

Net Income (Loss). The Company incurred losses for the year ended December 31, 2011, in the amount of $673.

Off Balance Sheet Arrangements. We do not have any off balance sheet arrangements as of December 31, 2011.

In 2011, the Company exchanged 200,000 shares of its common stock for non-interest bearing receivables equal to $40,000.

Balance Sheet Data	12/31/11	12/31/10
Cash	$53	$79
Total assets	$49,982	$10,008
Total liabilities	$6,760	$6,760
Shareholders’ Equity	$43,222	$3,248

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholder, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effect of Recently Issued Accounting Pronouncements

In accordance with the reporting requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2010, the Company did not have any other financial instruments.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2011 are attached hereto.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.  Controls and Procedures

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows, whose terms expire at such time as their successors shall be elected and qualified, are as follows: :

Name	Age	Offices Held	Business Experience
Brandi L. DeFoor 13108 Lamar Ave Overland Park, KS 66209	41	CEO and President since October 12, 2010 Secretary from October 12, 2010 through October 25, 2011

Since 2011, Ms. DeFoor has operated The Talento Group, a full service staffing and consulting company. Prior to Talento, Ms. DeFoor operates as an independent consultant assisting companies with technology and operations issues on an ad hoc basis.

Mark W. DeFoor 13108 Lamar Ave Overland Park, KS 66209	41	Vice President and Secretary since October 25, 2011.

For the past 20 years, Mr. DeFoor has owned and operated a variety of companies with a focus on improving process through technology. In 2008, Mr. DeFoor took Title Starts Online, Inc. public, and he sold his shares in that company as part of a merger in 2009. Most recently, Mr. DeFoor is defining, building, and implementing a scalable mortgage division of a locally owned community bank.

Management of the Company

The Company has no full time employees. Brandi L. DeFoor and Mark W. DeFoor are the officers and directors of the Company. Ms. DeFoor is the majority stockholder. Ms. DeFoor and Mr. DeFoor will allocate a limited portion of time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company .

There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Directors are elected to serve until the next annual meeting of stockholders and until their successor has been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Code of Ethics.

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has a sole stockholder and who serves as the director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code.

Corporate Governance.

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one stockholder who serves as the corporate directors and officers. the Company has no activities, and receives no revenues. At such time that the Company has additional stockholder and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one stockholder of the Company, there is no established process by which stockholder to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more stockholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

The Company's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial Ownership	Percent of Outstanding Stock
Brandi L. DeFoor 13108 Lamar Ave. Overland Park, KS 66209	3,100,000	93.94%

Brandi L. Defoor may be deemed to be a “parent” or “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her direct holdings in the Company.

Item 13. Certain Relationships and Related Transactions and  Director Independence

Brandi L. DeFoor is CEO, president and a director of the company and the sole stockholder. Mark W. DeFoor is Vice President, Secretary and a director of the Company.  The DeFoors provide office space to the Company on a rent-free basis.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and Nevada state fees. the Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

Audit related fees as of December 31, 2011	$3,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form S-1 are incorporated herein by reference.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

Exhibit Index

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002[2]
32.1	Certification under Section 906 of Sarbanes-Oxley Act 2002[2]

[2]Filed as an Exhibit to this Form 10-K

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: March 31, 2012	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

`

0