Form 10-Q
period 2011-03-31
SECURE NetCheckIn Inc
filed 2012-12-03
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 3, 2012
Common Stock, par value $.001 per share	3,305,000

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEND BALANCE SHEET

MARCH 31, 2011 AND DECEMBER 31, 2010

	(Unaudited)
	MARCH 31, 2011	DECEMBER 31, 2010
ASSETS
CURRENT ASSETS
Cash	$55	$79
Deferred offering costs	$-	$6,760
Property and equipment	$495	$3,169
Total current assets	$550	$10,008

TOTAL ASSETS	$550	$10,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$6,760	$6,760
Total current liabilities	$6,760	$6,760

TOTAL LIABILITIES	$6,670	$6,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares, Issued and outstanding: 3,100,000 shares	$3,100	$3,100
Additional Paid in Capital	$1,669	$169
Accumulated deficit	$(10,979)	$(21)
Total stockholders’ equity (deficit)	$(6,210)	$3,248

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$550	$10,008

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

AND FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2011

	(Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31, 2011	FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2011
REVENUE	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPRATING EXPENSES
General and Administrative	10,958	10,979

TOTAL OPERATING EXPENSES	10,958	10,979

NET LOSS BEFORE INCOME TAXES	10,958	10,979

INCOME TAX (BENEFIT) EXPENSE	-	-

NET INCOME (LOSS)	$(10,958)	$(10,979)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,100,000	3,100,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (inception) THROUGH MARCH 31, 2011

	Common Stock		Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares		Par Value
Balance - October 12, 2010	-	$-	-		$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	$3,100	-		-	-	-	3,100

Additional paid in capital by founder	-		-		-	169		169

Net Income (Loss)	-		-		-		(21)	(21)

Balance – December 31, 2010	3,100,000	$3,100	-		-	169	$(21)	3,248

Additional paid-in capital by founder	-	-	-		-	1,500		1,500

Net Income (Loss)							(10,958)	(10,958)

Balance - March 31, ,2011	3,100,000	$3,100		$		$1,669	$(10,979)	(6,210)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

AND FOR THE PERIOD OCTOBER 22, 2010 (Inception) THROUGH MARCH 31, 2011

	FOR THE THREE MONTHS ENDED MARCH 31, 2011	FOR THE PERIOD FROM OCTOBER 12, 2010 (Inception) TO MARCH 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,958)	$(10,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	6,760	6,760
(Increase) Decrease in IP - software	2,674	2,674
Net cash provided by (used in) operating activities	9,434	9,434

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock		100
Additional paid-in capital	1,500	1,500
Net cash provided by financing activities	1,500	1,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24)	55

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	79	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$55	$55

The accompanying notes are an integral part of the condensed financial statements.

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Secure NetCheckIn Inc. (the “Company”), was incorporated in the State of Nevada on October 12, 2010.

The Company offers a cloud-based scheduling and notification product targeted to urgent care facilities and medical offices to increase the satisfaction of patients in scheduling and timing of appointments.

Development Stage

The Company is considered to be in the development stage as defined by ASC 915. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital, and the implementation of the business plan.

Basis of Presentation

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (“SEC”) form 10Q and Article 8 of SEC Regulation S-X.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company’s S-1 Registration Statement filed with the SEC on March 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2011, the Company had no cash equivalents.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”). This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of March 31, 2011, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2011, due to the short-term nature of these instruments.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”). ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2.  Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $10,958 and net cash used in operations of $9,434 for the three months ended March 31, 2011, and a deficit accumulated during the development stage of $10,979 at March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Property And Equipment

Property and equipment consisted of the following as of March 31, 2011 and December 31, 2010.

	2011	2010

Software	$495	$495
Other	–	2,674
	495	3,169

Note 4.  Income Taxes

The Company adopted ASC Topic 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $10,979 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership changes of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2011 and the year ended December 31, 2010 consist of the following:

	2011	2010
Current:
Federal	$–	$–
State	–	–

Deferred:
Federal	$–	$–
State	$–	$–
	–	–
Change in valuation allowance	–	–

(Benefit) provision for income taxes	$–	$–

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2011	2010
Statutory federal income tax rate	34%	34%
State income taxes and other	4%	4%
Change in valuation allowance	(38)%	(38)%

Effective tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2011	2010

Net operating loss carry forward	4,172	8
Valuation allowance	(4,172)	(8)

Deferred income tax asset	$–	$–

Note 5.  Stockholders’ Equity

In October 2010 (inception), the Company issued 3,100,000 shares of common stock to its president and sole director of the Company at $0.001 per share, in exchange for $100.00 in cash and property valued at $3,169.  The property was valued at its historical costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	changes in technology that causes our product to be obsolete;

•	acceptance by our targeted customer of a competing product;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	loss of the services of any of our executive officers or other key personnel;

•	insufficient revenue to support further development or operation of the Company;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	future litigation or governmental proceedings.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statements you read in this Form 10-Q reflect our views as of the date of this Form 10-Q with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. Before making an investment decision, you should specifically consider all of the factors identified in this Form 10-Q that could cause actual results to differ.

Overview

Company Overview

We are a technology company offering a cloud-based scheduling and notification product targeted to urgent care facilities and medical offices to increase the satisfaction of patients in scheduling and timing of appointments.

The Company was incorporated in the State of Nevada on October 12, 2010.  The Company’s principal offices are currently located at 13118 Lamar Ave., Overland Park, KS 66209.  Our telephone number there is 913.945.1290.  All operations, from administration to product development take place at this location.  The company occupies space owned by Brandi L. DeFoor, the company’s sole shareholder, officer and director. The Company currently pays no rent.

The Company is in the early stage of operations with no current revenues to date.  From inception through March 31, 2011, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer. The Company continues to develop its offering and continues to identify potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

Organizational Structure

Our President and Chief Executive Officer, Brandi L. DeFoor handles the operational business functions, including corporate administration and development responsibility. We have no employees. Our sole officer receives no salaries.

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

Risks, Uncertainties and Trends Relating to the Company and Industry

Web-based technology solutions are intensely competitive in the United States as many software development companies are focused on medical and healthcare applications. We have numerous competitors in the United States and elsewhere. Several of these competitors have already successfully marketed and commercialized products that compete with our products. Our success is dependent upon our ability to effectively and profitably produce, market, and sell our products. Our business strategy and success is dependent on the skills and knowledge of our management team. The marketability and profitability of our products is subject to unknown economic conditions, which could significantly impact our business, financial condition, the marketability of our products and our profitability. We are vulnerable to the current economic crisis which may negatively affect our profitability. Our success depends, in part, on the quality and operability of our products. Furthermore, the Company has no active sales staff so generating new clients may be difficult.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

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

Operating Expenses.  Our operating expenses consist of bank charges, legal and accounting fees, computer hosting fees and fees related to filing the Company’s S-1 registration statement with the SEC. The Company is not accumulating any other expenses in its operations at this time.

Liquidity and Capital Resources

Management believes that we will begin receiving revenue in the second quarter of 2013. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2011, will be sufficient to finance our operations and planned capital expenditures through the second quarter of 2013.

We will continue to pursue traffic to our web site and actively seek new customers. We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash, would be sufficient to finance our current operations through the second quarter of 2013.

Capital Resources

We have financed our operations through equity financings. On March 29, 2011, the Company commenced registration of its common stock by filing a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement is for the registration of 900,000 shares of the Company’s common stock, par value $0.001 at a fixed price of $.20 per share.

After the Company’s S-1 registration is effective, the Company intends to offer its common stock for sale to raise additional cash for operations. The Company will offer for sale a minimum of 200,000 and a maximum of 900,000 shares of its common stock at  the offering price of $.20 per share. The shares will be sold through the Company’s sole officer and director beginning on the date the Registration Statement is effective. The proceeds from the offering will allow the Company to funds its development and growth activities. Upon the sale of the minimum offering, the Company will have proceeds of $40,000 and if the maximum offering is sold the Company will have proceeds of $180,000.

While we would like to grow our business with our cash flow, a robust increase in subscriptions to our service, delays in collection of our accounts receivable and/or the incurrence of unforeseen expenses may necessitate our engaging in a capital raising transaction in the third quarter of 2013.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of March 31, 2011, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of March 31, 2011, the Company did not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

(a)

Evaluation of disclosure controls and procedures.

The Company’s principal executive office, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were not effective as of March 31, 2011. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. The weaknesses in internal control over financial reporting existed as of March 31, 2011 because of the lack of segregation of duties because the Company has one officer and one director.

A “material weakness,” as defined by the Public Company Accounting Oversight Board (PCAOB), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses noted above did not have any significant impact on our operations given the historically limited number of transactions, the current lack of revenue and the high level of oversight by our outside auditors.  Our historical financial statements are scrutinized by our board of directors and are discussed with our outside auditors prior to each filing.

(b)

Changes in internal controls over financial reporting.

There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.  Although the Company believes that its current financial staff is appropriate for a company of our size and stage of development, the Company may add additional personnel in this area in the future.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS

On March 29, 2011, the Company filed with the Securities and Exchange Commission (the “SEC”) its Registration Statement on Form S-1 (the “Registration Statement”). The Company has not yet received comments from the SEC on the Registration Statement. The Company filed the Registration Statement to register 900,000 shares of the Company’s common stock, par value $0.001.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4 RESERVED.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn INC.

Dated: December 3, 2012	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

Dated: December 3, 2012	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer