Form 10-Q
period 2011-06-30
SECURE NetCheckIn Inc
filed 2012-12-03
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEND BALANCE SHEET

JUNE 30, 2011 AND DECEMBER 31, 2010

	(Unaudited)
	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
CURRENT ASSETS
Cash	$22	$79
Deferred offering costs	$-	$6,760
Property and equipment	$495	$3,169
Total current assets	$517	$10,008

TOTAL ASSETS	$517	$10,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$6,760	$6,760
Total current liabilities	$6,760	$6,760

TOTAL LIABILITIES	$6,670	$6,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares, Issued and outstanding: 3,100,000 shares	$3,100	$3,100
Additional Paid in Capital	$2,215	$169
Accumulated deficit	$(11,558)	$(21)
Total stockholders’ equity (deficit)	$(6,243)	$3,248

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$517	$10,008

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011,

FOR THE SIX MONTHS ENDED JUNE 30, 2011, AND

FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH JUNE 30, 2011

	(Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30, 2011	FOR THE SIX MONTHS ENDED JUNE 30, 2011	FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH JUNE 30, 2011
REVENUE	$-	$-	$-

COST OF GOOD SOLD	-	-	-

GROSS PROFIT	-	-	-

OPRATING EXPENSES
General and Administrative	579	11,537	11,558

TOTAL OPERATING EXPENSES	579	11,537	11,558

NET LOSS BEFORE INCOME TAXES	579	11,537	11,558

INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET INCOME (LOSS)	$(579)	$(11,537)	$(11,558)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,100,000	3,100,000	3,100,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)	(0)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH JUNE 30, 2011

	Common Stock		Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares		Par Value
Balance - October 12, 2010	-	$-	-		$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	$3,100	-		-	-	-	3,100

Additional paid in capital by founder	-		-		-	169		169

Net Income (Loss)	-		-		-		(21)	(21)

Balance – December 31, 2010	3,100,000	$3,100	-		-	169	$(21)	3,248

Additional paid-in capital by founder	-	-	-		-	2,046		2,046

Net Income (Loss)							(11,537)	(11,537)

Balance - June 30, ,2011	3,100,000	$3,100		$		$2,215	$(11,558)	(6,243)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

AND FOR THE PERIOD OCTOBER 22, 2010 (INCEPTION) THROUGH JUNE 30, 2011

	FOR THE SIX MONTHS ENDED JUNE 30, 2011	FOR THE PERIOD FROM OCTOBER 12, 2010 (INCEPTION) TO JUNE 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,537)	$(11,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	6,760	6,760
(Increase) Decrease in IP - software	2,674	2,674
Net cash provided by (used in) operating activities	9,434	9,434

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock		100
Additional paid-in capital	2,046	2,046
Net cash provided by financing activities	2,046	2,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57)	22

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	79	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$22	$22

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

Basis of Presentation

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (“SEC”) form 10Q and Article 8 of SEC Regulation S-X.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company’s S-1 Registration Statement filed with the SEC on March 29, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2011, and the six months ended June 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2011, the Company had no cash equivalents.

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

As of June 30, 2011, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2011, due to the short-term nature of these instruments.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2.  Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $11,558 and net cash used in operations of $9,434 for the six months ended June 30, 2011, and a deficit accumulated during the development stage of $11,558 at June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $11,558 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the three months ended June 30, 2011 and the year ended December 31, 2010 consist of the following:

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2011	2010

Net operating loss carry forward	4,384	8
Valuation allowance	(4,384)	(8)

Deferred income tax asset	$–	$–

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

The Company is in the early stage of operations with no current revenues to date.  From inception through June 30, 2011, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer. The Company continues to develop its offering and continues to identify potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of June 30, 2011, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of June 30, 2011, the Company did not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

(a)

Evaluation of disclosure controls and procedures.

The Company’s principal executive office, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were not effective as of June 30, 2011. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. The weaknesses in internal control over financial reporting existed as of June 30, 2011 because of the lack of segregation of duties because the Company has one officer and one director.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS

In connection with the SEC Division of Corporation Finance (the “SEC Staff”) review of the Company’s Registration Statement on Form S-1 (the “Registration Statement”) filed on March 29, 2011, the Company received comments on June 16, 2011. The Company filed the Registration Statement to register 900,000 shares of the Company’s common stock, par value $0.001. Several comments issued by the SEC Staff in connection with comment letter dated June 16, 2011, remain unresolved. The unresolved comments relate to: (i) use of proceeds; (ii) dilution to reflect all the information required by Item 506 of Regulation S-K; and (iii) certain corrections on the financial statements including the statement of operations, the statement of changes in stockholder’s equity and the statement of cash flows and the notes to the financial statement. The Company filed its Amendment No. 3 to the Registration Statement on June 20, 2011, in an effort to resolve the outstanding comments described in the June 16, 2011, comment letter.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4 RESERVED.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn INC.

Dated: December 3, 2012	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

Dated: December 3, 2012	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer