Form 10-Q/A
period 2011-03-31
SECURE NetCheckIn Inc
filed 2012-12-12
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment 1)

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

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 10, 2012
Common Stock, par value $.001 per share	3,305,000

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the SECURE NetCheckIn Inc. (the “Company”) quarterly report on Form 10-Q for the period ended March 31, 2011, originally filed with the U.S. Securities and Exchange Commission on December 3, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment to the Form 10-Q. This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liabilities under those sections.

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

SECURE NetCheckIn INC.

Dated: December 12, 2012	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

Dated: December 12, 2012	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Vice President & Chief Financial Officer