Form 10-Q
period 2011-06-30
SECURE NetCheckIn Inc
filed 2012-12-12
CIK 1516805

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the SECURE NetCheckIn Inc. (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on December 3, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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