Form 10-Q/A
period 2011-09-30
SECURE NetCheckIn Inc
filed 2012-12-27
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 18, 2012
Common Stock, par value $.001 per share	3,305,000

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended September 30, 2011, was initially filed with the Securities and Exchange Commission (“SEC”) on November 10, 2011 (“Original Form 10-Q”). This Form 10-Q/A is being filed to restate the Company’s condensed financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, and Controls and Procedures in Item 4) as discussed in detail in Note 1 to the condensed financial statements. This Form 10-Q/A is also being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T. Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (1) Condensed Balance Sheets; (2) Condensed Statement of Operations; (3) Condensed Statement of Stockholders’ Income (Loss); (4) Condensed Statement of Cash Flow; and (5) Notes to Financial Statements.

When it filed the Original Form 10-Q, the Company filed unaudited financial statements that were not reviewed by its independent auditor.  The Company changed independent auditors in the third quarter of 2012. Tarvaran, Askelson & Company LLP (“TAC”) was appointed as the Company’s independent auditor. TAC was retained to audit the financial statements for the year ended December 31, 2011. We were advised by TAC that there were errors in the original financial statements filed for the nine months ended September 30, 2011. Accordingly, the Company’s management determined that it needed to amend the Original Form 10-Q so that it could provide unaudited condensed financial statements for the nine month period ended September 30, 2011, that had been reviewed by its independent auditor.  The changes to the condensed financial statements can be seen in Note 1 to the condensed financial statements.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of Sarbanes-Oxley Act of 2002, are attached to this First Amendments as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEND BALANCE SHEET

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	(Unaudited) September 30, 2011 (Restated-see Note 1)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$103	$79
Subscriptions Receivable, net	40,000	-
Deferred offering costs	-	6,760
Property and equipment	495	3,169
Total current assets	40,599	10,008

TOTAL ASSETS	$40,599	$10,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$6,760	$6,760
Total current liabilities	6,760	6,760

TOTAL LIABILITIES	6,670	6,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares. Zero and Zero Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares. 3,305,000 and 3,100,000 Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	3,305	3,100
Additional Paid in Capital	43,110	169
Accumulated deficit	(12,577)	(21)
Total stockholders’ equity (deficit)	33,839	3,248

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,599	$10,008

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

	(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (Restated see Note 1)	FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH SEPTEMBER 30, 2011
REVENUE	$-	$-	$-

COST OF GOOD SOLD	-	-	-

GROSS PROFIT	-	-	-

OPRATING EXPENSES
General and Administrative	1,019	12,556	12,577

TOTAL OPERATING EXPENSES	1,019	12,556	12,577

NET LOSS BEFORE INCOME TAXES	1,019	12,556	12,577

INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET INCOME (LOSS)	$(1,019)	$(12,556)	$(12,577)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,117,422	3,117,422	3,117,422

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)	(0)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance - October 12, 2010	-	$-	-	$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	$3,100	-	-	-	-	3,100

Additional paid in capital by founder	-		-	-	169		169

Net Income (Loss)	-		-	-		(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-	-	169	(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146	-	2,146

Issuance of common stock	205,000	205			40,795	-	41,000

Net Income (Loss)						(12,556)	(12,556)

Balance – September 30, 2011	3,305,000	$3,305	-	$-	$43,110	$(12,577)	$(33,839)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

AND FOR THE PERIOD OCTOBER 22, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011

	(Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (Restated-See Note 1)	FOR THE PERIOD FROM OCTOBER 12, 2010 (INCEPTION) TO SEPTEMBER 30, 2011 (Restated-See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,556)	$(12,577)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	6,760	6,760
Increase (Decrease) in accounts payable	-	-
(Increase) Decrease in Subscription Receivable	(41,000)	(41,000)
(Increase) Decrease in allowance for Bad Debt-Sub Rev	1,000	1,000
(Increase) Decrease in IP - software	2,674	(495)
Net cash provided by (used in) operating activities	(30,566)	(33,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	205	3,305
Additional paid-in capital	42,941	43,110
Net cash provided by financing activities	43,146	46,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24	103

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	79	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$103	$103

The accompanying notes are an integral part of the condensed financial statements.

Note 1. Restatement of Unaudited Condensed Financial Statements.

On December 1, 2012, upon recommendation by the Company’s management, the board of directors concluded that the Company’s unaudited condensed financial statements for the nine month period ending September 30, 2011 should be changed as a result of the Company engaging a new independent audit firm. The Company is hereby restating the Original Form 10-Q to correct the following items listed below. The impact of the corrections of the errors discussed above on the unaudited condensed balance sheet, unaudited condensed statements of operations, unaudited condensed statement of stockholders’ income (loss), and unaudited condensed statement of cash flow, all described in detail below and shown in the accompanying tables.

Condensed Balance Sheet adjustments;

1. Cash was increased $99 from $4 to $103 due to and adjustment for a deposit in transit.

2. Deferred offering costs decreased ($6,760) from $6,760 to $0 to restate as an expense.

3. Property and Equipment was decreased ($2,674) from $3,169 to $495 to restate the website hosting portion of the asset to an expense item.

4. Common stock was decreased ($39,795) from $43,100 to $3,305 to reconcile the common stock and additional paid-in capital allocations of the August 2011 offering and the initial subscription agreement with the founder.

5. Additional paid-in capital was increase $42,341 from $769 to $43,110 to reconcile the portion of the offering over the par value of the stock.

6. Accumulated deficit increased by ($11,881) from ($696) to ($12,577) to adjust for the Assets taken as expenses for the period.

The total of these adjustments to the Condensed Balance Sheet amounts to a decrease in the restatement of ($9,335).

CONDENSED BALANCE SHEET SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As Originally Presented	Restated Adjustment	As Restated
CURRENT ASSETS
Cash	$4	$99	$103
Subscriptions Receivable, net	40,000	-	40,00
Deferred offering costs	6,760	(6,760)	-
Property and equipment	3,169	(2,674)	495
Total current assets	49,933	(9,335)	40,599

TOTAL ASSETS	$49,933	$(9,335)	$40,599

CURRENT LIABILITIES
Accounts payable	$6,760	$-	$6,760
Total current liabilities	6,760	-	6,760

TOTAL LIABILITIES	6,760	-	6,760

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-	-
Common stock	43,100	(39,795)	3,305
Additional paid-in capital	769	42,341	43,110
Accumulated deficit	(696)	(11,881)	(12,577)
Total stockholders' equity (deficit)	43,173	(9,335)	33,839
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,933	$(9,335)	$40,599

Condensed Statement of Operations

1. Edgarization Expense was decreased ($546) from $546 to $0. This expense line item was adjusted to be included in the General and Administration line item.

2. Bank Charges was decreased ($129) from $129 to $0. This expense line item was adjusted so that it could be include in the General and Administration line item.

3.General & Administration was increased $12,556 from $0 to $12,556 to include the line items of Edgarization expense, Bank charges, deferred offering costs, and Property and equipment.

4.The Weighted average number of shares outstanding decreased (182,578) from 3,300,000 to 3,117,422 to adjust for the shares issued during the August 2011 offering.

The adjustments to the Condensed Statement of Operations increased the Net Loss ($11,881) from ($675) to ($12,556).

CONDENSED STATEMENT OF OPERATIONS

	As Originally Stated	Restated Adjustment	As Stated

REVENUE	$-	$-	$-

COST OF GOOD SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES			-
Edgarization expense	546	(546)	-
Bank charges	129	(129)	-
General and Administrative	-	12,556	12,556
TOTAL OPERATING EXPENSES	675	11,881	12,556

NET LOSS BEFORE INCOME TAXES	675	11,881	12,556
INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET INCOME (LOSS)	$(675)	$(11,881)	$(12,556)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,300,000	(182,578)	3,117,422

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0)	$(0)	$(0)

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

Condensed Statement of Stockholders’ Income (Loss)

1. Additional paid-in capital increased $1,546 from $600 to $2,146 to adjust for an increase.

2. Issuance of Common Stock was increased $1,000 from $40, 000 to $41,000 to adjust for a shareholder who was missing.

3. Net Income (loss) was increased by ($11,881) from ($696) to ($12,577) to adjust for the Assets taken as expenses for the period

CONDENSED STATEMENT OF STOCKHOLDERS' INCOME (LOSS) FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
As Originally Stated
	Common Stock		Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares		Par Value
Balance - October 12, 2010	-	$-	-		$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-		-	-	-	3,100

Additional paid in capital by founder	-		-		-	169		169

Net Income (Loss)	-		-		-		(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-		-	169	(21)	3,248

Additional paid-in capital by founder	-	-	-		-	600		600

Issuance of common stock	200,000	40,000				-		40,000

Net Income (Loss)							(675)	(675)

Balance – September 30, 2011	3,300,000	$43,100		$		$769	$(696)	$43,173

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

Restatement Adjustment
	Common Stock		Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares		Par Value

Balance - October 12, 2010	-	$-	-		$-	$-	$-	$-

Common shares issued-founder for property and equipment	-	-	-		-	-	-	-

Additional paid in capital by founder	-		-		-	-		-

Net Income (Loss)	-		-		-		-	-

Balance – December 31, 2010	-	-	-		-	-	-	-

Additional paid-in capital by founder	-	-	-		-	1,546		1,546

Issuance of common stock	5,000	(39,795)				40,795		1,000

Net Income (Loss)							(11,881)	(11,881)

Balance – September 30, 2011	5,000	$(39,795)		$		$42,341	$(11,881)	$(9,335)

As Restated
	Common Stock		Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares		Par Value

Balance - October 12, 2010	-	$-	-		$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	$3,100	-		-	-	-	3,100

Additional paid in capital by founder	-		-		-	169		169

Net Income (Loss)	-		-		-		(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-		-	169	(21)	3,248

Additional paid-in capital by founder	-	-	-		-	2,146		2,146

Issuance of common stock	205,000	205				40,795		41,000

Net Income (Loss)							(12,557)	(12,557)

Balance – September 30, 2011	3,305,000	$3,305		$		$43,110	$(12,577)	$(33,839)

Condensed Statement of Cash Flows

1 Net income (loss) was increased ($11,811) from ($675) to ($12,556) to include the line items of Edgarization expense, Bank charges, deferred offering costs, and Property and equipment.

2. (Increase) Decrease in Deferred offering costs decreased ($6,760) from $6,760 to $0 to restate as an expense.

3.(Increase) Decrease in Subscription Receivable increased ($41,000) from $0 to ($41,000) to adjust for the proper accounting method.

4. (Increase) Decrease in Allowance for Bad Debt – Sub Rcv decreased $1,000 from $0 to $1,000 to adjust for any uncollectable receivables.

5. (Increase) Decrease in IP-Software increased ($495) from $0 to $2,674 to adjust for the expense portion of the Property and equipment.

6. Proceeds from sale of stock decreased ($39,795) from $40,000 to $205 to adjust for the portion of the proceeds attributable to the par value of the shares.

7. Additional paid-in capital increased $42,941 from $0 to $42,941 to adjust for the portion of the stock sale above the par value.

8. Supplemental non-cash transactions were decreased ($40,000) from $40,000 to $0 to adjust for the categorization change of the stock sale.

The adjustments decreased the Net Increase (decrease) in Cash and Cash Equivalents ($42,470) from $39,325 to $24.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

CONDENSED STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	As Originally Presented	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(675)	$(11,881)	$(12,556)
Adjustments to reconcile net (loss)
to net cash used in operating activities:

Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	6,760	6,760
Increase (Decrease) in accounts payable	-	-	-
(Increase) Decrease in Subscription Receivable	-	(41,000)	(41,000)
(Increase) Decrease in Allowance for Bad Debt - Sub Rcv	-	1,000	1,000
(Increase) Decrease in IP - Software	-	(495)	2,674
Net cash provided by (used in) operating activities	-	(33,735)	(30,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	40,000	(39,795)	205
Additional paid-in capital	-	42,941	42,941
Net cash provided by financing activities	40,000	3,146	43,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,325	(42,470)	24

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79	-	79

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4	$99	103

Note 2. Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (“SEC”) form 10Q and Article 8 of SEC Regulation S-X. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2011, the Company had no cash equivalents.

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

As of September 30, 2011, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of September 30, 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2011, due to the short-term nature of these instruments.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3. Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of ($12,556) and net cash used in operations of ($33,735) for the nine months ended September 30, 2011, and a deficit accumulated during the development stage of ($12,577) at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property And Equipment

Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010.

	2011 (Restated see Note 1)		Restated Adjustment	2011 as stated	2010

Software	$495		$2,674	$3,169	$3,169
Other	-			–
	$495	$		$3,169	$3,169

Note 5. Income Taxes

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $12,577 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2011 and the year ended December 31, 2010 consist of the following:

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2011	2010

Net operating loss carry forward	4,771	8
Valuation allowance	(4,771)	(8)

Deferred income tax asset	$–	$–

Note 6. Stockholders’ Equity

In October 2010 (inception), the Company issued 3,100,000 shares of common stock to its president and director of the Company at $0.001 per share, in exchange for $100.00 in cash and property valued at $3,169. The property was valued at its historical costs.

In August 2011, the Company issued 205,000 shares of common stock to investors for the value of $41,000, in exchange for subscription receivables. As of September 30, 2011 the company has recorded subscription receivable in the amount of $41,000 and has reserved $1,000 as allowance for doubtful account.

Note 7 – Subsequent Event

The company received $40,000 subsequent to September 30, 2011 related to subscription receivable.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	changes in technology that causes our product to be obsolete;

•	acceptance by our targeted customer of a competing product;

•	changes in regulations or laws applicable to us.;

•	loss of the services of any of our executive officers or other key personnel;

•	insufficient revenue to support further development or operation of the Company;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	future litigation or governmental proceedings.

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

Products and Services

The Company offers a reliable and user-friendly web-based scheduling program that allows patients to schedule appointments online and allows the medical office staff to notify the patient via text or email if the doctor is running late. This system reduces the amount of time patients wait in the waiting room thereby increasing patient satisfaction. The Company has developed the software and has over 1400 users at its test site. The beta test customer continues to use the service free-of-charge.

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

Significant Accounting Estimates

We review all significant estimates affecting our financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, deferred income taxes, and contingencies among others.

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

We had a net cash of ($30,566) from operating activities for the nine month period ended September 30, 2011, and net cash of ($33,735) for the period from October 12, 2010 through September 30, 2011. We ended with cash of $103 for the nine months ended September 30, 2011.

We believe cash flow from operations will be sufficient to fund our current operations through the twelve months ended December 31, 2012.

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

Capital Resources

We have financed our operations primarily through cash flows from equity financings. We commenced a public offering in the amount of $41,000 in July 2011. Our common stock was offered at a fixed price of $.20 per share. The investors purchased a 6.8% stake in the company for a total of 205,000 shares of the Company’s common stock.

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

The Company’s principal executive office, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were not effective as of September 30, 2011. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. The weaknesses in internal control over financial reporting existed as of September 30, 2011 because of the lack of segregation of duties because the Company has one officer and one director.

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

The Company is a development stage company and made changes based on the size and resources available to the Company. The Company will continue to monitor the effectiveness of its internal control over financial reporting and employ additional tools and resources appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

These were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting. Although the Company believes that its current financial staff is appropriate for a company of our size and stage of development, the Company may add additional personnel in this area in the future.

ITEM 6. EXHIBITS.

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

Filed with this First Amendment

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn INC.

Dated: December 26, 2012	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

Dated: December 26, 2012	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer