Form 10-K/A
period 2011-12-31
SECURE NetCheckIn Inc
filed 2013-01-11
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

AMENDMENT NO. 1

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

13118 Lamar Ave

Overland Park, KS 66209

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.945.1290

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Outstanding Shares at January 9, 2013
Common Stock, par value $.001 per share	3,305,000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes [ X ] No

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:	$39,000

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ¨  No ¨

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

EXPLANATORY NOTE - AMENDMENT

This Amendment No. 1 on Form 10-K/A is being filed to restate the Company’s financial statements to the Annual Report on Form 10-K for the period ended December 31, 2011 of SECURE NetCheckIn Inc. (the “Company”) filed with the Securities and Exchange Commission on April 2, 2012 (the “Original Form 10-K”). In addition, the Amendment No. 1 is being filed to (i) revise Item 1. “Business” to make a correction showing that there is more than one officer and director; (ii) revise Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; (iii): revise Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to reflect changes in the balance sheet data and to correct the number of outstanding shares sold in its offering to 205,000; (iv) revise Item 9A “Control and Procedures. This Form 10-K/A is also being filed to amend Item 15 to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T. Exhibit 101 to this Form 10-K/A includes the following information formatted in XBRL: (1) Balance Sheets; (2) Statement of Operations; (3) Statement of Stockholders’ Income (Loss); (4) Statement of Cash Flow; and (5) Notes to Financial Statements.

When it filed the Original Form 10-K, the Company filed unaudited financial statements that were not audited by its independent auditor.  The Company changed independent auditors in the third quarter of 2012. Tarvaran, Askelson & Company LLP (“TAC”) was appointed as the Company’s independent auditor. TAC was retained to audit the financial statements for the year ended December 31, 2011. We were advised by TAC that there were errors in the original unaudited financial statements filed for the year ended December 31, 2011. Accordingly, the Company’s management determined that it needed to amend the Original Form 10-K so that it could provide audited financial statements for the period ended December 31, 2011.

No other changes have been made to the Original Form 10-K, and this Form 10-K/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-K or modify or update any other disclosures made in the Original Form 10-K. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of Sarbanes-Oxley Act of 2002, are attached to this First Amendments as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

The Company owns and is continuing to improve and develop a product that allows physician practices, healthcare centers, urgent care centers (collectively, “Healthcare Centers”) and their clients to manage appointments and client information online using a web-based portal.  From its inception through the date of this registration, the Company has beta-tested its product at a local urgent care facility where approximately 1,657 unique users have signed up and used the system as of December 2011.

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

The Company registered its common stock on a Form S-1 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(b) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-K and annual reports Form 10-K.

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

While the Company’s officers have history in working with growth companies, there is no guarantee that such experience will ensure that the company will reach its projections.  Success in this industry has many factors that our management team cannot control: the general economy; rapid deployment of competitor offerings; ability to protect our intellectual property; and other macroeconomic factors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 24, 2011, the Company held a special shareholders’ meeting where Mark W. DeFoor was elected as a director of the Company.

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

As of December 31, 2011, there were 39 shareholders of record of our common stock.  The Company has not paid any dividends and does intend to declare or pay any cash dividends in the foreseeable future.

The Company has retained vStock Transfer, LLC of 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 as its transfer agent.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Total Expenses. The Company incurred operating expenses for the year ended December 31, 2011, in the amount of $12,607.

Net Income (Loss). The Company incurred losses for the year ended December 31, 2011, in the amount of ($12,607).

Off Balance Sheet Arrangements. We do not have any off balance sheet arrangements as of December 31, 2011.

In 2011, the Company exchanged 205,000 shares of its common stock for non-interest bearing receivables equal to $41,000.

Balance Sheet Data	12/31/11	12/31/10
Cash	$53	$79
Total assets	$40,548	$10,008
Total liabilities	$6,760	$6,760
Shareholders’ Equity	$33,788	$3,248

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

Item 8. Financial Statements and Supplementary Data

The audited financial statements for the year ended December 31, 2011 and 2010 are attached hereto beginning on Page 12.

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

We identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011. The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only two officers with management functions and therefore there is lack of segregation of duties. In addition, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The material weaknesses noted above did not have any significant impact on our operations given the historically limited number of transactions, the current lack of revenue and the high level of oversight by our outside auditors. Our historical financial statements are scrutinized by our board of directors and are discussed with our outside auditors prior to each filing.  Although the Company believes that its current financial staff is appropriate for a company of our size and stage of development, the Company may add additional personnel in this area in the future.

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

Item 9B. Other Information.  Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows, whose terms expire at such time as their successors shall be elected and qualified, are as follows: :

Name	Age	Offices Held	Business Experience
Brandi L. DeFoor 13108 Lamar Ave Overland Park, KS 66209	41	CEO and President since October 12, 2010 Secretary from October 12, 2010 through October 24, 2011

Since 2011, Ms. DeFoor has operated The Talento Group, a full service staffing and consulting company. Prior to Talento, Ms. DeFoor operates as an independent consultant assisting companies with technology and operations issues on an ad hoc basis.

Mark W. DeFoor 13108 Lamar Ave Overland Park, KS 66209	41	Vice President and Secretary since October 24, 2011.

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

Audit related fees as of December 31, 2011:	$3,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

Exhibit Index

Exhibit Number	Description
10.1	Form 8-K/A Item 4.01. Changes in registrant’s certifying accountant.(1)
10.2	Form 8-K Item 40.01. Changes in registrant’s certifying accountant.(2)
23.1	Report of Independent Accounting Firm(3)
23.1	Report of Independent Accounting Firm(3)
31.1	Chief Executive Officer Certification under Section 302 of Sarbanes-Oxley Act of 2002(3)
31.2	Chief Financial Officer Certification under Section 302 of Sarbanes-Oxley Act of 2002(3)
32.1	Chief Executive Officer Certification under Section 906 of Sarbanes-Oxley Act 2002(3)
32.2	Chief Financial Officer Certification under Section 906 of Sarbanes-Oxley Act 2002(3)
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Changes in Stockholders’ Income (Loss) (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.(3)

(1)

Filed as an exhibit to the current report on Form 8K, dated October 9, 2012, and incorporated herein by reference.

(2)

Filed as an exhibit to the current report on Form8-K, filed on October 3, 2012, and incorporated herein by reference.

(3)

Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: January 10, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
Chief Executive Officer, President and Director

Dated: January 10, 2013	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer, Secretary and Director

`

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of SECURE NetCheckIn Inc.

(A Development Stage Company)

Overland Park, KS 66209

We have audited the accompanying balance sheet of SECURE NetCheckIn Inc.  (a development stage company) as of December 31, 2011, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and for the period from October 12, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2010 were audited by other auditors whose report dated March 28, 2011 expressed an unqualified opinion on those financial statements with an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 3 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURE NetCheckIn Inc.  (a development stage company) as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, and for the period from October 12, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has incurred significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California

January 7, 2013

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

Weaver & Martin, LLC.
Kansas City, Missouri
March 28, 2011

Item 8. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31, 2011 (Restated-see Note 1)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$53	$79
Subscriptions Receivable, net	40,000	-
Deferred offering costs	-	6,760
Property and equipment	495	3,169
Total current assets	40,548	10,008

TOTAL ASSETS	$40,548	$10,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$6,760	$6,760
Total current liabilities	6,760	6,760

TOTAL LIABILITIES	6,670	6,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares. Zero and Zero Shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively.	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares. 3,305,000 and 3,100,000 Shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively.	3,305	3,100
Additional Paid in Capital	43,110	169
Accumulated deficit	$(12,627)	$(21)
Total stockholders’ equity (deficit)	33,788	3,248

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,548	$10,008

The accompanying notes are an integral part of these financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	FOR THE YEAR ENDED DECEMBER 31, 2011 (Restated see Note 1)	FOR THE YEAR ENDED DECEMBER 31, 2010	FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH DECEMBER 31, 2011 (Restated see Note 1)
REVENUE	$-	$-	$-

COST OF GOOD SOLD	-	-	-

GROSS PROFIT	-	-	-

OPRATING EXPENSES
General and Administrative	12,607	21	12,627

TOTAL OPERATING EXPENSES	12,607	21	12,627

NET LOSS BEFORE INCOME TAXES	12,607	21	12,627

INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET INCOME (LOSS)	$(12,607)	$(21)	$(12,627)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,156,202	3,100,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)

The accompanying notes are an integral part of these financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance - October 12, 2010	-	$-	-	$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-	-	-	-	3,100

Additional paid in capital by founder	-	-	-	-	169	-	169

Net Income (Loss)	-	-	-	-	-	(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-	-	169	(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146	-	2,146

Issuance of common stock	205,000	205			40,795	-	41,000

Net Income (Loss)				-	-	(12,607)	(12,607)

Balance – December 31, 2011	3,305,000	$3,305	-	$-	$43,110	$(12,627)	$33,788

The accompanying notes are an integral part of these financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FOR THE PERIOD OCTOBER 22, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

	FOR THE YEAR ENDED DECEMBER 31, 2011 (Restated-See Note 1)	FOR THE YEAR ENDED DECEMBER 310, 2010	FOR THE PERIOD FROM OCTOBER 12, 2010 (INCEPTION) TO DECEMBER 31, 2011 (Restated-See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,607)	$(21)	$(12,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	6,760	(6,760)	6,760
Increase (Decrease) in accounts payable	-	6,760	-
(Increase) Decrease in Subscription Receivable	(41,000)	-	(41,000)
(Increase) Decrease in allowance for Bad Debt-Sub Rev	1,000	-	1,000
(Increase) Decrease in IP – software	2,674	-	(495)
Net cash provided by (used in) operating activities	(30,566)	-	(33,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	205	100	3,305
Additional paid-in capital	42,941	-	43,110
Net cash provided by financing activities	43,146	100	46,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27)	79	53

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	79	-	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$53	$79	$53

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Intellectual property contributed for stock	$-	$3,169	$-

The accompanying notes are an integral part of these financial statements.

Note 1. Restatement of Unaudited Financial Statements.

Upon recommendation by the Company’s management, the board of directors concluded that the Company’s unaudited financial statements for the year period ending December 31, 2011 should be changed as a result of the Company engaging a new independent audit firm. The Company is hereby restating the financial statements in the Original Form 10-K to correct the following items listed below. The impact of the corrections of the errors discussed above on the balance sheet, statements of operations, statement of stockholders’ income (loss), and statement of cash flow, all described in detail below and shown in the accompanying tables.

Balance Sheet Adjustments;

1.

Deferred offering costs decreased ($6,760) from $6,760 to $0 to restate as an expense.

2.

Property and Equipment was decreased ($2,674) from $3,169 to $495 to restate the website hosting portion of the asset to an expense item.

3.

Common stock was decreased ($39,795) from $43,100 to $3,305 to reconcile the common stock and additional paid-in capital allocations of the August 2011 offering and the initial subscription agreement with the founder.

4.

Additional paid-in capital was increased $42,295 from $815 to $43,110 to reconcile the portion of the offering over the par value of the stock.

5.

Accumulated deficit increased by ($11,934) from ($693) to ($12,627) to adjust for the Assets taken as expenses for the period.

The total of these adjustments to the Balance Sheet amounts to a decrease in the restatement of ($9,434).

SECURE NETCHECKIN INC (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET AS OF DECEMBER 31, 2011

	As Originally Presented	Restated Adjustment	As Restated
CURRENT ASSETS
Cash	$53	$(0)	$53
Subscriptions Receivable, net	40,000	-	40,000
Deferred offering costs	6,760	(6,760)	-
Property and equipment	3,169	(2,674)	495
Total current assets	49,982	(9,434)	40,548

TOTAL ASSETS	$49,982	$(9,434)	$40,548

CURRENT LIABILITIES
Accounts payable	$6,760	$-	$6,760
Total current liabilities	6,760	-	6,760

TOTAL LIABILITIES	6,760	-	6,760

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-	-
Common stock	43,100	(39,795)	3,305
Additional paid-in capital	815	42,295	43,110
Accumulated deficit	(693)	(11,934)	(12,627)
Total stockholders' equity (deficit)	43,222	(9,434)	33,788
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,982	$(9,434)	$40,548

Statement of Operations Adjustments

1.

Edgarization Expense was decreased ($546) from $546 to $0. This expense line item was adjusted to be included in the General and Administration line item.

2.

Bank Charges was decreased ($127) from $127 to $0. This expense line item was adjusted so that it could be include in the General and Administration line item.

3.

General & Administration was increased $12,607 from $0 to $12,607 to include the line items of Edgarization expense, Bank charges, Deferred offering costs, and Property and equipment.

4.

The Weighted average number of shares outstanding decreased (143,798) from 3,300,000 to 3,156,202 to adjust for the shares issued during the August 2011 offering.

5.

The adjustments to the Statement of Operations increased the Net Loss ($11,934) from ($673) to ($12,607).

SECURE NETCHECKIN INC (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011

	As Originally Stated	Restated Adjustment	As Stated

REVENUE	$-	$-	$-

COST OF GOOD SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES			-
Edgarization expense	546	(546)	-
Bank charges	127	(127)	-
General and Administrative	-	12,607	12,607
TOTAL OPERATING EXPENSES	673	11,934	12,607

NET LOSS BEFORE INCOME TAXES	673	11,934	12,607
INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET INCOME (LOSS)	$(673)	$(11,934)	$(12,607)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,300,000	(143,798)	3,156,202

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0)	$(0)	$(0)

Statement of Stockholders’ Income (Loss) Adjustments

1.

Additional paid-in capital increased $1,500 from $646 to $2,146 to adjust for an increase.

2.

Issuance of Common Stock was increased $1,000 from $40,000 to $41,000 to adjust for 5,000 shares that had not been included on the stock register correctly.

3.

Net Income (loss) was increased by ($11,934) from ($673) to ($12,607) to adjust for the Assets taken as expenses for the period.

SECURE NETCHECKIN INC (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' INCOME (LOSS) FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011
As Originally Stated
	Common Stock		Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares		Par Value
Balance - October 12, 2010	-	$-	-		$-	-	$-	$-

Common Shares issued-founder for property and equipment	3,100,000	3,100	-		-	-	-	3,100

Additional paid in capital by founder	-	-	-		-	169	-	169

Net Income (Loss)	-	-	-		-	-	(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-		-	169	(21)	3,248

Additional paid-in capital by founder	-	-	-		-	646		646

Issuance of common stock	200,000	40,000				-		40,000

Net Income (Loss)							(673)	(673)

Balance – December 31, 2011	3,300,000	$43,100		$		$815	$(694)	$43,221

SECURE NETCHECKIN INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

Restatement Adjustment
	Common Stock		Preferred Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares		Par Value
Balance - October 12, 2010	-	$-	-		$-	-	$-	$-

Common Shares issued-founder for property and equipment	-	-	-		-	-	-	-

Additional paid in capital by founder	-	-	-		-	-	-	-

Net Income (Loss)	-	-	-		-	-	-	-

Balance – December 31, 2010	-	-	-		-	-	-	-

Additional paid-in capital by founder	-	-	-		-	1,500		1,500

Issuance of common stock	5,000	(39,795)				40,795		1,000

Net Income (Loss)							(11,934)	(11,934)

Balance – December 31, 2011	5,000	$(39,795)		$		$42,295	$(11,934)	$(9,434)

SECURE NETCHECKIN INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

As Restated
	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value

Balance - October 12, 2010	-	$-	-	$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-	-	-	-	3,100

Additional paid in capital by founder	-		-	-	169		169

Net Income (Loss)	-		-	-		(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-	-	169	(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146		2,146

Issuance of common stock	205,000	205			40,795		41,000

Net Income (Loss)						(12,607)	(12,607)

Balance – December 31, 2011	3,305,000	$3,305	-	$-	$43,110	$(12,627)	$33,788

Statement of Cash Flows

1.

Net income (loss) was increased ($11,934) from ($673) to ($12,607) to include the line items of Edgarization expense, Bank charges, Deferred offering costs, and Property and equipment.

2.

(Increase) Decrease in Deferred offering costs increased $6,760 from $0 to restate as an expense.

3.

(Increase) Decrease in Subscription Receivable increased ($1,000) from ($40,000) to ($41,000) to adjust for the proper accounting method.

4.

(Increase) Decrease in Allowance for Bad Debt – Sub Rcv increased $1,000 from $0 to $1,000 to adjust for any uncollectable receivables.

5.

(Increase) Decrease in IP-Software increased ($2,674) from $0 to $2,674 to adjust for the expense portion of the Property and equipment.

6.

Proceeds from sale of stock decreased ($39,795) from $40,000 to $205 to adjust for the portion of the proceeds attributable to the par value of the shares.

7.

Additional paid-in capital increased $42,295 from $646 to $42,941 to adjust for the portion of the stock sale above the par value.

SECURE NETCHECKIN INC (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2011

	As Originally Presented	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(673)	$(11,934)	$(12,607)
Adjustments to reconcile net (loss)
to net cash used in operating activities:

Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	6,760	6,760
Increase (Decrease) in accounts payable	-	-	-
(Increase) Decrease in Subscription Receivable	(40,000)	(1,000)	(41,000)
(Increase) Decrease in Allowance for Bad Debt - Sub Rcv	-	1,000	1,000
(Increase) Decrease in IP – Software	-	2,674	2,674
Net cash provided by (used in) operating activities	(673)	(29,893)	(30,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	40,000	(39,795)	205
Additional paid-in capital	646	42,295	42,941
Net cash provided by financing activities	40,646	2,500	43,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27)	0	(27)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79	-	79

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53	$(0)	$53

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Intellectual property contributed for cash	$3,169	$(3,169)	$-
Stock subscription receivable	40,000	(40,000)	-

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

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (“SEC”) form 10-K and Article 8 of SEC Regulation S-X. The financial statements of the Company for years ended December 31, 2011 and December 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2011, the Company had no cash equivalents.

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

As of December 31, 2011, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of December 31, 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2011, due to the short-term nature of these instruments.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3. Going Concern

As reflected in the accompanying audited financial statements, the Company has a net loss of ($12,607) and net cash used in operations of ($30,566) for the year ended December 31, 2011, and a deficit accumulated during the development stage of ($12,627) at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4.  Property And Equipment

Property and equipment consisted of the following as of December 31, 2011 and December 31, 2010.

	2011	2010

Software	$495	$3,169
Other	-	-
	$495	$3,169

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $12,627 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and the year ended December 31, 2010 consist of the following:

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2011	2010

Net operating loss carry forward	$4,790	$8
Valuation allowance	(4,790)	(8)

Deferred income tax asset	$–	$–

Note 6. Stockholders’ Equity

In October 2010 (inception), the Company issued 3,100,000 shares of common stock to its president and director of the Company at $0.001 per share, in exchange for $100.00 in cash and property valued at $3,169. During the year ended December 31, 2011, the Company’s founder contributed $2,146 in additional capital.

In August 2011, the Company issued 205,000 shares of common stock to investors for the value of $41,000, in exchange for subscription receivables. As of December 31, 2011 the company has recorded subscription receivable in the amount of $41,000 and has reserved $1,000 as allowance for doubtful account.

Note 7. – Subsequent Event

The company received $40,000 subsequent to December 31, 2011 related to subscription receivable.