Form 10-Q
period 2012-03-31
SECURE NetCheckIn Inc
filed 2013-02-19
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at February 14, 2013
Common Stock, par value $.001 per share	3,305,000

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEND BALANCE SHEET

MARCH 31, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
CURRENT ASSETS
Cash	$20	$53
Subscription receivable, net	40,000	40,000
Property and equipment	495	495
Total current assets	40,515	40,548

TOTAL ASSETS	$40,515	$40,548

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$6,760	$6,760
Total current liabilities	6,760	6,760

TOTAL LIABILITIES	6,670	6,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares. Zero and Zero Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares. 3,305,000 and 3,305,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	3,305	3,305
Additional Paid in Capital	43,110	43,110
Accumulated deficit	(12,660)	(12,627)
Total stockholders’ equity (deficit)	33,755	33,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,515	$40,548

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2012

	(Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31, 2012	FOR THE MONTHS ENDED MARCH 31, 2011		FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2012
REVENUE	$-	$-	$

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPRATING EXPENSES
General and Administrative	33	10,958		12,660

TOTAL OPERATING EXPENSES	33	10,958		12,660

NET LOSS BEFORE INCOME TAXES	33	10,958		12,660

INCOME TAX (BENEFIT) EXPENSE	-	-

NET INCOME (LOSS)	$(33)	$(10,958)		$(12,660)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,181,465	3,100,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2012

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance - October 12, 2010	-	$-	-	$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-	-	-	-	3,100

Additional paid in capital by founder	-	-	-	-	169	-	169

Net Income (Loss)	-	-	-	-	-	(21)	(21)

Balance – December 31, 2010	3,100,000	$3,100	-	-	169	$(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146	-	2,146

Issuance of common stock	205,000	205	-	-	40,795	-	41,000

Net Income (Loss)						(12,606)	(12,606)

Balance – December 31, 2011	3,305,000	$3,305	-	$-	$43,110	$(12,627)	$33,788

Net Income (Loss)						(33)	(33)

Balance – March 31, 2012	3,305,000	$3,305	-	$-	$43,110	$(12,660)	$33,755

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2012

	(Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31, 2012	FOR THE THREE MONTHS ENDED MARCH 31, 2011	FOR THE PERIOD FROM OCTOBER 12, 2010 (Inception) TO MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(33)	$(10,958)	$(12,660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	6,760	6,760
Increase (Decrease) in accounts payable	-	-	-
(Increase) Decrease in subscription receivable	-	-	(41,000)
(Increase) Decrease in allowance for bad debt	-	-	1,000
(Increase) Decrease in IP – Software	-	2,674	(495)
Net cash provided by (used in) operating activities	-	9,434	(33,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-	3,305
Additional paid-in capital	-	1,500	43,110
Net cash provided by financing activities	-	1,500	46,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33)	(24)	20

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	53	79	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$20	$55	$20

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

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

Basis of Presentation

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10Q and Article 8 of SEC Regulation S-X.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements included in the Company’s Form 10-K/A filed with the Securities and Exchange on January 11, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2012, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2012, the Company had no cash equivalents.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Revenue Recognition

The Company has not generated any revenue since entering the development stage. It is the Company's policy that revenues will be recognized in accordance with ASC Topic 605-10-25, "Revenue Recognition". Under ASC Topic 605-10-25, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

As of March 31, 2012, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2012. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2012, due to the short-term nature of these instruments.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012 and December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2.  Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $33 and net cash used in operations of $0 for the three months ended March 31, 2012, and a deficit accumulated during the development stage of $12,660 at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Note 3 – Property And Equipment

Property and equipment consisted of the following as of March 31, 2012 and December 31, 2011.

	2012	2011

Software	$495	$495
Other	–	-
	$495	$495

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

For income tax reporting purposes, the Company's aggregate unused net operating losses are approximately $12,660 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2012 and the year ended December 31, 2011 consist of the following:

	2012	2011

Federal	$4,304	$4,293
State	$506	$505

Deferred Tax Asset	$4,811	$4,798

Valuation allowance	4,811	4,798
Net	-	-

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2012	2011
Statutory federal income tax rate	34%	34%
State income taxes and other	4%	4%
Change in valuation allowance	(38)%	(38)%

Effective tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2012	2011

Net operating loss carry forward	12,660	12,627
Valuation allowance	(12,660)	(12,627)

Deferred income tax asset	$–	$–

Note 5.  Stockholders’ Equity

In October 2010 (inception), the Company issued 3,100,000 shares of common stock to its president and director of the Company at $0.001 per share, in exchange for $100.00 in cash and property valued at $3,169.   During the year ended December 31, 2011, the Company’s founder contributed $2,146 in additional capital.

In August 2011, the Company issued 205,000 shares of common stock to investors for the value of $41,000, in exchange for subscription receivables. As of March 31, 2012,  the Company has recorded subscription receivable in the amount of $41,000 and has reserved $1,000 as allowance for doubtful account.

Note 6 – Subsequent Event

The company received $40,000 subsequent to March 31, 2012, related to subscription receivable.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Overview

Company Overview

We are a technology company offering a cloud-based scheduling and notification product targeted to urgent care facilities and medical offices to increase the satisfaction of patients in scheduling and timing of appointments.

The Company was incorporated in the State of Nevada on October 12, 2010.  The Company’s principal offices are currently located at 13118 Lamar Ave., Overland Park, KS 66209.  Our telephone number there is 913.945.1290.  All operations, from administration to product development take place at this location.  The company occupies space owned by Brandi L. DeFoor and Mark W. DeFoor. Brandi L. DeFoor is the company’s majority shareholder and its Chief Executive Officer and a director. Mark W. DeFoor is the Company’s Vice President, Chief Financial Officer and Secretary and a director.

The Company is in the early stage of operations with no current revenues to date.  From inception through March 31, 2012, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer. The Company continues to develop its offering and continues to identify potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Organizational Structure

Our officers, Brandi L. DeFoor and Mark W. DeFoor, handle the operational business functions, including corporate administration and development responsibility. We have no employees. Our officers receive no salaries.

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

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

Liquidity and Capital Resources

Management believes that we will begin receiving revenue in the third quarter of 2013. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2012, will be sufficient to finance our operations and planned capital expenditures through the second, and possibly, third quarter of 2013.

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

Capital Resources

We have financed our operations through equity financings. On March 29, 2011, the Company commenced registration of its common stock by filing a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) which was effective on July 26, 2011. Thereafter, during its offering, the Company sold 205,000 shares of common stock, par value $0.001, at a fixed price of $.20 per share in exchange for $41,000.

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of March 31, 2012, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of March 31, 2012, the Company did not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS

On November 18, 2012, the Company received a comment letter from the Securities and Exchange Commission (the “SEC”) regarding XBRL filings for prior periods.  The company is currently working on these required filings and will be reporting back to the SEC when complete within the first quarter of 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4 RESERVED.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

*Filed with this 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn INC.

Dated: February 19, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

Dated: February 19, 2013	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer