Form 10-Q
period 2012-09-30
SECURE NetCheckIn Inc
filed 2013-03-12
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at February 22, 2013
Common Stock, par value $.001 per share	3,305,000

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	SEPTEMBER 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$13,357	$53
Subscription receivable, net	9,000	40,000
Property and equipment	495	495
Total current assets	22,852	40,548

TOTAL ASSETS	$22,852	$40,548

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$5,885	$6,760
Total current liabilities	5,885	6,760

TOTAL LIABILITIES	5,885	6,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares. Zero and Zero Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares. 3,305,000 and 3,305,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	3,305	3,305
Additional Paid in Capital	43,110	43,110
Accumulated deficit	(29,448)	(12,627)
Total stockholders’ equity (deficit)	16,967	33,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,852	$40,548

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH SEPTEMBER 30, 2012
REVENUE	$-	$-	$-	$-	$-

COST OF GOOD SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPRATING EXPENSES
General and Administrative	16,768	1,019	16,821	12,556	29,448

TOTAL OPERATING EXPENSES	16,768	1,019	16,821	12,556	29,448

NET LOSS BEFORE INCOME TAXES	16,768	1,019	16,821	12,556	29,448

INCOME TAX (BENEFIT) EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(16,768)	$(1,019)	$(16,821)	$(12,556)	$(29,448)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,212,907	3,117,422	3,212,907	3,117,442	3,156,202

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)	(0)	(0)	(0)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (inception) THROUGH SEPTEMBER 30, 2012

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance - October 12, 2010	-	$-	-	$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-	-	-	-	3,100

Additional paid in capital by founder	-	-	-	-	169		169

Net Income (Loss)	-	-	-	-	-	(21)	(21)

Balance – December 31, 2010	3,100,000	$3,100	-	-	169	$(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146		2,146

Issuance of common stock	205,000	205	-	-	40,795	-	41,000

Net Income (Loss)						(12,606)	(12,606)

Balance – December 31, 2011	3,305,000	$3,305	-	$-	$43,110	$(12,627)	$33,788

Net Income (Loss)						(16,821)	(16,821)

Balance – September 30, 2012	3,305,000	$3,305	-	$-	$43,110	$(29,448)	$16,967

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	(unaudited)
	For the nine Months Ended SEPTEMBER 30, 2012	For the nine Months Ended SEPTEMBER 30, 2011	For the period from October 12, 2010 (Inception) tHROUGH SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(16,821)	$(12,556)	$(29,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	6,760	-
Increase (Decrease) in accounts payable	(875)	-	5,885
(Increase) Decrease in subscription receivable	31,000	(41,000)	(10,000)
(Increase) Decrease in allowance for bad debt	-	1,000	1,000
(Increase) Decrease in IP – Software	-	2,674	(495)
Net cash provided by (used in) operating activities	30,125	(30,566)	(3,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	205	3,305
Additional paid-in capital	-	42,941	43,110
Net cash provided by financing activities	-	43,146	46,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,304	24	13,357

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	53	79	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$13,357	$103	$13,357

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements on Form 10-K for the years ended December 31, 2011. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the six month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2012, the Company had no cash equivalents.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

As of September 30, 2012, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of September 30, 2012. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2012, due to the short-term nature of these instruments.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012 and December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2  Going Concern

The accompanying financial statements as of September 30, 2012 have been prepared assuming the Company will continue as a going concern.  The Company has a net loss, has a working capital deficit and has an accumulated deficit of $29,448 at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $29,448 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

The provision (benefit) for income taxes from continued operations for the six months ended September 30, 2012 and the year ended December 31, 2011 consist of the following:

	2012	2011

Federal	$10,012	$4,293
State	$1,178	$505

Deferred Tax Asset	$11,190	$4,798

Valuation allowance	11,190	4,798
Net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2012	2011
Statutory federal income tax rate	34%	34%
State income taxes and other	4%	4%
Change in valuation allowance	(38)%	(38)%

Effective tax rate	0%	0%

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2012	2011

Net operating loss carry forward	$29,448	$12,627
Valuation allowance	(29,448)	(12,627)

Deferred income tax asset	$–	$–

Note 5.  Stockholders’ Equity

In October 2010 (inception), the Company issued 3,100,000 shares of common stock to its president and director of the Company at $0.001 per share, in exchange for $100.00 in cash and property valued at $3,169.   During the year ended December 31, 2011, the Company’s founder contributed $2,146 in additional capital.

In August 2011, the Company issued 205,000 shares of common stock to investors for the value of $41,000, in exchange for subscription receivables. As of September 30, 2012, the Company has recorded subscription receivable in the amount of $9,000 and has reserved $1,000 as allowance for doubtful account.  As of September 30, 2012, the Company has received $31,000 of its subscription receivables from subscribed shareholders.

Note 6 – Subsequent Event

The company received $9,000 subsequent to September 30, 2012, related to subscription receivable.

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

The Company is in the early stage of operations with no current revenues to date.  From inception through September 30, 2012, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer. The Company continues to develop its offering and continues to identify potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

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

Capital Resources

We have financed our operations through equity financings. On March 29, 2011, the Company commenced registration of its common stock by filing a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) which was effective on July 26, 2011. Thereafter, during its offering, the Company sold 205,000 shares of common stock, par value $0.001, at a fixed price of $.20 per share in exchange for $41,000 in subscription receivables, $31,000 of which has been collected from subscribed shareholders.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of September 30, 2012, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of September 30, 2012, the Company did not have any off-balance sheet arrangements.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: March 13, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
President & Chief Executive Officer

Dated: March 13, 2013	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer