Form 10-K/A
period 2011-12-31
SECURE NetCheckIn Inc
filed 2013-04-12
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

AMENDMENT NO. 2

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

13118 Lamar Ave

Overland Park, KS 66209

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.945.1290

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Outstanding Shares at April 12, 2013
Common Stock, par value $.001 per share	3,305,000

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

None

EXPLANATORY NOTE - AMENDMENT

This Amendment No. 2 on Form 10-K/A the period ended December 31, 2011 of SECURE NetCheckIn Inc. (the “Company”) filed with the Securities and Exchange Commission on April 2, 2012 (collectively, the “Original Form 10-K”) and amended on January 7, 2012. The Amendment No. 2 is being filed to (i) revise Item 9A “Control and Procedures”; and (ii) to revise Note 4 to correct the heading in the third column to read “2011 As Originally Presented”; and (iii) to revise Note 5 to the Financial Statements to correct the tax provisions table and the deferred income tax table.

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

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. See Item 8 of Regulation S-K.  The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. The weaknesses in internal control over financial reporting existed as of September 30, 2011 because of the lack of segregation of duties because the Company has one officer and one director.

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

(b) Change in Internal Control Over Financial Reporting.

As a small business, without revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. The Company will continue to work with its external service providers, including its independent auditor and attorneys, as it relates to new accounting principles and changes to SEC disclosure requirements. Furthermore, the Company management does review, and has increased the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis.  In addition, the Company has segregated responsibilities in a way to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets. Furthermore, the Company continues to work to improve its disclosure controls and procedures that are designed to ensure information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communication to our management to allow for timely decisions regarding required disclosures. The Company has found that this approach is the most cost effective solution available for the foreseeable future.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: April 12, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
Chief Executive Officer, President and Director

Dated: April 12, 2013	By:	/s/ Mark W. DeFoor
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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FOR THE PERIOD OCTOBER 22, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

	FOR THE YEAR ENDED DECEMBER 31, 2011 (Restated-See Note 1)	FOR THE YEAR ENDED DECEMBER 310, 2010	FOR THE PERIOD FROM OCTOBER 12, 2010 (INCEPTION) TO DECEMBER 31, 2011 (Restated-See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,607)	$(21)	$(12,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	6,760	(6,760)	6,760
Increase (Decrease) in accounts payable	-	6,760	-
(Increase) Decrease in Subscription Receivable	(41,000)	-	(41,000)
(Increase) Decrease in allowance for Bad Debt-Sub Rev	1,000	-	1,000
(Increase) Decrease in IP – software	2,674	-	(495)
Net cash provided by (used in) operating activities	(30,566)	-	(33,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	205	100	3,305
Additional paid-in capital	42,941	-	43,110
Net cash provided by financing activities	43,146	100	46,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27)	79	53

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	79	-	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$53	79	$53

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Intellectual property contributed for stock	-	3,169	-

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

7.

Additional paid-in capital increased $42,295 from $646 to $42,941 to adjust for the portion of the stock sale above the par value.

SECURE NETCHECKIN INC (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2011

	As Originally Presented	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(673)	$(11,934)	$(12,607)
Adjustments to reconcile net (loss)
to net cash used in operating activities:

Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	6,760	6,760
Increase (Decrease) in accounts payable	-	-	-
(Increase) Decrease in Subscription Receivable	(40,000)	(1,000)	(41,000)
(Increase) Decrease in Allowance for Bad Debt - Sub Rcv	-	1,000	1,000
(Increase) Decrease in IP - Software	-	2,674	2,674
Net cash provided by (used in) operating activities	(673)	(29,893)	(30,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	40,000	(39,795)	205
Additional paid-in capital	646	42,295	42,941
Net cash provided by financing activities	40,646	2,500	43,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27)	0	(27)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79	-	79

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53	$(0)	$53

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Intellectual property contributed for cash	$3,169	$(3,169)	$-
Stock subscription receivable	40,000	(40,000)	-

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

Note 4 – Property And Equipment

Property and equipment consisted of the following as of December 31, 2011 and December 31, 2010.

	2011 (Restated see Note 1)	Restated Adjustment	2011 As Originally Presented	2010

Software	$495	$2,674	$3,169	$3,169
Other	-	-	–	-
	$495	$2,674	$3,169	$3,169

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and the year ended December 31, 2010 consist of the following:

	2011	2010
Current:
Federal	$4,293	$7
State	505	1

Deferred Tax Asset:	4,798	8

Valuation allowance	4,798	8

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2011	2010
Statutory federal income tax rate	34%	34%
State income taxes and other	4%	4%
Change in valuation allowance	(38)%	(38)%

Effective tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2011	2010

Net operating loss carry forward	12,627	21
Valuation allowance	(12,627)	(21)

Deferred income tax asset	$–	$–

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