Form 10-K/A
period 2011-12-31
SECURE NetCheckIn Inc
filed 2013-06-21
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

AMENDMENT NO. 3

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

13118 Lamar Ave

Overland Park, KS 66209

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.945.1290

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Outstanding Shares at June 21, 2013
Common Stock, par value $.001 per share	3,305,000

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

None

EXPLANATORY NOTE - AMENDMENT

This Amendment No. 3 on Form 10-K/A the period ended December 31, 2011 of SECURE NetCheckIn Inc. (the “Company”) filed with the Securities and Exchange Commission on April 2, 2012 (collectively, the “Original Form 10-K”) and amended on January 11, 2013 and amended on April 12, 2013. The Amendment No. 3 is being filed to revise Item 9A “Control and Procedures”.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)

 We do not have an Audit Committee.  While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)

 We did not maintain appropriate cash controls. As of December 31, 2011, the Company did not require dual signature on the Company’s bank accounts.  Alternatively, the effect of this cash control issue was mitigated by the fact that the Company had limited transactions in its bank account.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our auditors, Tarvaran & Askelson or any other independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There have been no significant change in our internal control over financial reporting which occurred during the fourth quarter of 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: June 21, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
Chief Executive Officer

Dated: June 21, 2013	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer

`