Form 10-K
period 2012-12-31
SECURE NetCheckIn Inc
filed 2013-06-25
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

13118 Lamar Ave

Overland Park, KS 66209

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.945.1290

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Outstanding Shares at May 29, 2013
Common Stock, par value $.001 per share	3,305,000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes [ X ] No

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

The Company owns and is continuing to improve and develop a product that allows physician practices, healthcare centers, urgent care centers (collectively, “Healthcare Centers”) and their clients to manage appointments and client information online using a web-based portal.  From its inception through the date of this registration, the Company has beta-tested its product at a local urgent care facility where approximately 1,862 unique users have signed up and used the system as of May 2013.

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

As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception.

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

As of December 31, 2012, there were 39 shareholders of record of our common stock.  The Company has not paid any dividends and does intend to declare or pay any cash dividends in the foreseeable future.

The Company has retained vStock Transfer, LLC of 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 as its transfer agent.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Revenue. The Company is not currently generating revenues. As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company is currently focusing on generating revenue by driving traffic to its website and by having its officers drive sales through their network of business contacts.

Property and Equipment. The Company currently owns no equipment.

Total Expenses. The Company incurred operating expenses for the year ended December 31, 2012, in the amount of $33,572.

Net Income (Loss). The Company incurred losses for the year ended December 31, 2012, in the amount of ($33,572).

Off Balance Sheet Arrangements. We do not have any off balance sheet arrangements as of December 31, 2012.

In 2011, the Company exchanged 205,000 shares of its common stock for non-interest bearing receivables equal to $41,000.

Balance Sheet Data	12/31/2012	12/31/2011
Cash	$271	$53
Total Assets	$766	$40,548
Total Liabilities	$550	$6,760
Shareholders’ Equity	$216	$33,788

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

Effect of Recently Issued Accounting Pronouncements

In accordance with the reporting requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2012, the Company did not have any other financial instruments.

Item 8.  Financial Statements and Supplementary Data

The audited financial statements for the year ended December 31, 2012 and 2011 are attached hereto beginning on Page 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have no reportable events or disagreements with our current or prior auditors.

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

We carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)

 We did not maintain appropriate cash controls. As of December 31, 2012, the Company did not require dual signature on the Company’s bank accounts.  Alternatively, the effect of this cash control issue was mitigated by the fact that the Company had limited transactions in its bank account.

3)

We did not elect a Chief Financial Officer.  During 2012, Mark W. DeFoor acted as interim Chief Financial Officer even though he had not been duly elected by the board of directors.  This issue was mitigated by the fact that the Company subsequently elected Mr. DeFoor as Chief Financial Officer on June 14, 2013, and his actions as interim Chief Financial officer did not affect any financial outcomes.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our auditors, Tarvaran & Askelson or any other independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.  Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows, whose terms expire at such time as their successors shall be elected and qualified, are as follows: :

Name	Age	Offices Held	Business Experience
Brandi L. DeFoor 13108 Lamar Ave Overland Park, KS 66209	42	CEO since October 12, 2010. President from October 12, 2010 through June 14, 2013. Secretary from October 12, 2010 through October 24, 2011. Elected Secretary and treasurer on June 14, 2013

Since 2011, Ms. DeFoor has operated The Talento Group LLC, a full service staffing and consulting company. Prior to Talento, Ms. DeFoor operated as an independent consultant assisting companies with technology and operations issues..

Mark W. DeFoor 13108 Lamar Ave Overland Park, KS 66209	42	President and Chief Financial Officer since June 14, 2013. Secretary from October 24, 2011 through June 14, 2013.

For the past 20 years, Mr. DeFoor has owned and operated a variety of companies with a focus on improving process through technology. In 2008, Mr. DeFoor took Title Starts Online, Inc. public, and he sold his shares in that company as part of a merger in 2009. Most recently, Mr. DeFoor works with a company that is defining, building, and implementing a scalable mortgage division of a locally owned community bank. He also works as a consultant to start up companies.

Management of the Company

The Company has no full time employees. Brandi L. DeFoor and Mark W. DeFoor are the officers and directors of the Company. Ms. DeFoor is the majority stockholder. Ms. DeFoor and Mr. DeFoor will allocate a limited portion of time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2012, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 14. Principal Accounting Fees and Services.

The Company has limited activities, no income and minimal expenses except for independent audit and Nevada state fees. The Company's president has donated her time in preparation and filing of all state and federal required taxes and reports.

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

Audit related fees as of December 31, 2012:	$15,155

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

Exhibit Index

Exhibit Number	Description
23.1	Report of Independent Accounting Firm(1)
31.1	Chief Executive Officer Certification under Section 302 of Sarbanes-Oxley Act of 2002(1)
31.2	Chief Financial Officer Certification under Section 302 of Sarbanes-Oxley Act of 2002(1)
32.1	Chief Executive Officer Certification under Section 906 of Sarbanes-Oxley Act 2002(1)
32.2	Chief Financial Officer Certification under Section 906 of Sarbanes-Oxley Act 2002(1)
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Changes in Stockholders’ Income (Loss) (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.(1)

(1)

Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: June 24, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
Chief Executive Officer, Secretary and Director

Dated: June 24, 2013	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Financial Officer, President and Director

`

SECURE NetCheckIn Inc.

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

SECURE NetCheckIn Inc. CONTENTS
Report(s) of Independent Registered Public Accounting Firm	F – 1 to F - 2
Balance Sheets – December 31, 2012 and December 31, 2011	F – 3
Statements of Operations – Year Ended December 31, 2012 and 2011, and October 12, 2010 (Inception) to December 31, 2012	F – 4
Statement of Stockholders’ Deficit – October 12, 2010 (Inception) to December 31, 2012	F – 5
Statements of Cash Flows – Year Ended December 31, 2012 and 2011, and October 12, 2010 (Inception) to December 31, 2012	F – 6
Notes to Financial Statements	F - 7 to F – 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of SECURE NetCheckIn Inc.

(A Development Stage Company)

Overland Park, KS 66209

We have audited the accompanying balance sheets of SECURE NetCheckIn Inc. (an development stage company) as of December 31, 2012 and 2011, and the related statements of income, stockholders' deficit, and cash flows for the years then ended and for the period October 12, 2010 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period October 12, 2010 (date of inception) through December 31, 2010 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from October 12, 2010 (date of inception) through December 31, 2010 include total revenues and net loss of zero and $21, respectively. Our opinion on the statements of operations, stockholder’s equity (deficit) and cash flow for the period from October 12, 2010 (date of inception) through December 31, 2010, insofar as it relates to amounts for periods through December 31, 2012, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURE NetCheckIn Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and from October 12, 2010 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses and has an accumulated deficit at December 31, 2012.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California

June 21, 2013

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

Weaver & Martin, LLC.
Kansas City, Missouri
March 28, 2011

Item 8. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2012 AND DECEMBER 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$271	$53
Subscriptions Receivable, net	-	40,000
Property and equipment	495	495
Total current assets	766	40,548

TOTAL ASSETS	$766	$40,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$550	$6,760
Total current liabilities	550	6,760

TOTAL LIABILITIES	550	6,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares. Zero and Zero Shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares. 3,305,000 and 3,100,000 Shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.	3,305	3,305
Additional Paid in Capital	43,110	43,110
Accumulated deficit	$(46,199)	$(12,627)
Total stockholders’ equity (deficit)	216	33,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$766	$40,548

The accompanying notes are an integral part of these financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011	FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH DECEMBER 31, 2012
REVENUE	$-	$-	$-

COST OF GOOD SOLD	-	-	-

GROSS PROFIT	-	-	-

OPRATING EXPENSES
General and Administrative	33,572	12,607	46,199

TOTAL OPERATING EXPENSES	33,572	12,607	46,199

NET LOSS BEFORE INCOME TAXES	33,572	12,607	46,199

INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET INCOME (LOSS)	$(33,572)	$(12,607)	$(46,199)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,305,000	3,156,202

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)

The accompanying notes are an integral part of these financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance - October 12, 2010	-	$-	-	$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-	-	-	-	3,100

Additional paid in capital by founder	-	-	-	-	169	-	169

Net Income (Loss)	-	-	-	-	-	(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-	-	169	(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146	-	2,146

Issuance of common stock	205,000	205	-		40,795	-	41,000

Net Income (Loss)	-		-	-	-	(12,607)	(12,607)

Balance – December 31, 2011	3,305,000	3,305	-	-	43,110	(12,627)	33,788

Net Income (Loss)	-	-	-	-	-	(33,572)	(33,572)

Balance December 31, 2012	3,305,000	$3,305		$-	$43,110	$(46,199)	$216

The accompanying notes are an integral part of these financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FOR THE PERIOD OCTOBER 12, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

	FOR THE YEAR ENDED DECEMBER 31, 2012	FOR THE YEAR ENDED DECEMBER 31, 2011	FOR THE PERIOD FROM OCTOBER 12, 2010 (INCEPTION) TO DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(33,572)	$(12,607)	$(46,199)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	6,760	-
Increase (Decrease) in accounts payable	(6,210)	-	550
(Increase) Decrease in Subscription Receivable	40,000	(41,000)	(1,000)
(Increase) Decrease in allowance for Bad Debt-Sub Rev	-	1,000	1,000
(Increase) Decrease in IP – software	-	2,674	(495)
Net cash provided by (used in) operating activities	33,790	(30,566)	55

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	205	3,305
Additional paid-in capital	-	42,941	43,110
Net cash provided by financing activities	-	43,146	46,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218	(26)	271

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	53	79	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$271	$53	$271

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Intellectual property contributed for stock	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE NETCHECKIN INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (“SEC”) form 10-K and Article 8 of SEC Regulation S-X. The financial statements of the Company for years ended December 31, 2012 and December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2012, the Company had no cash equivalents.

SECURE NETCHECKIN INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012, there were no outstanding employee stock options.

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2012, due to the short-term nature of these instruments.

SECURE NETCHECKIN INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012 and December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2. Going Concern

As reflected in the accompanying audited financial statements, the Company has a net loss of ($33,572) and net cash provided by operating activities of $33,790 for the year ended December 31, 2012, and a deficit accumulated during the development stage of ($46,199) at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SECURE NETCHECKIN INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 3.  Property And Equipment

Property and equipment consisted of the following as of December 31, 2012 and December 31, 2011.

	2012	2011

Software	$495	$495
Other	-	-
	$495	$495

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $46,199 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2012 and the year ended December 31, 2011 consist of the following:

	2012	2011
Current:
Federal	$–	$–
State	–	–

Deferred:
Federal	$–	$–
State	$–	$–
	–	–
Change in valuation allowance	–	–

(Benefit) provision for income taxes	$–	$–

SECURE NETCHECKIN INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2012	2011

Net operating loss carry forward	$17,556	$4,798
Valuation allowance	(17,556)	(4,798)

Deferred income tax asset	$–	$–

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

During 2012, the Company collected $40,000 in subscriptions receivable.

Note 6. Subsequent Event

None.