Form 10-Q
period 2013-03-31
SECURE NetCheckIn Inc
filed 2013-08-01
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 2, 2013
Common Stock, par value $.001 per share	3,305,000

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEND BALANCE SHEET

MARCH 31, 2013 AND DECEMBER 31, 2012

	(Unaudited)
	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS
Cash	$4	$271
Subscription receivable, net	$-	$-
Property and equipment	$495	$495
Total current assets	$499	$766

TOTAL ASSETS	$499	$766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$2,650	$550
Total current liabilities	$2,650	$550

TOTAL LIABILITIES	$2,650	$550

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares. Zero and Zero Shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares. 3,305,000 and 3,305,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	$3,305	$3,305
Additional Paid in Capital	$45,960	$43,110
Accumulated deficit	$(51,416)	$(46,199)
Total stockholders’ equity (deficit)	$(2,151)	$216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$499	$766

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

AND FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2013

	(Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31, 2013	FOR THE MONTHS ENDED MARCH 31, 2012		FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2013
REVENUE	$-	$-	$

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPRATING EXPENSES
General and Administrative	5,217	33		51,416

TOTAL OPERATING EXPENSES	5,217	33		51,416

NET LOSS BEFORE INCOME TAXES	5,217	33		51,416

INCOME TAX (BENEFIT) EXPENSE	-	-		-

NET INCOME (LOSS)	$(5,217)	$(33)		$(51,416)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,305,000	3,305,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2013

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance - October 12, 2010	-	$-	-	$-	-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-	-	-	-	3,100

Additional paid in capital by founder	-	-	-	-	169	-	169

Net Income (Loss)	-	-	-	-	-	(21)	(21)

Balance – December 31, 2010	3,100,000	3,100	-	-	169	$(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146	-	2,146

Issuance of common stock	205,000	205	-	-	40,795	-	41,000

Net Income (Loss)	-	-	-	-	-	(12,606)	(12,606)

Balance – December 31, 2011	3,305,000	3,305	-	-	43,110	(12,627)	33,788

Net Income (Loss)	-	-	-	-	-	(33,572)	(33,572)

Balance – December 31, 2012	3,305,000	3,305	-	-	43,110	(46,199)	216

Additional paid-in capital by founder	-	-	-	-	2,850	-	2,850

Net Income (Loss)	-	-	-	-	-	(5,217)	(5,217)

Balance – March 31, 2013	3,305,000	$3,305	-	$-	45,960	(51,416)	(2,151)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH MARCH 31, 2013

	(Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31, 2013	FOR THE THREE MONTHS ENDED MARCH 31, 2012	FOR THE PERIOD FROM OCTOBER 12, 2010 (Inception) TO MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,217)	$(33)	$(51,416)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	-	-
Increase (Decrease) in accounts payable	2,100	-	2,650
(Increase) Decrease in subscription receivable	-	-	(1,000)
(Increase) Decrease in allowance for bad debt	-	-	1,000
(Increase) Decrease in IP – Software	-	-	(495)
Net cash provided by (used in) operating activities	2,100	-	2,155

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-	3,305
Additional paid-in capital	2,850	-	45,960
Net cash provided by financing activities	2,850	-	49,265

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(267)	(33)	4

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	271	53	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$4	$20	$4

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Basis of Presentation

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10Q and Article 8 of SEC Regulation S-X.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements included in the Company’s Form 10-K/A filed with the Securities and Exchange on January 11, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2013, the Company had no cash equivalents.

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

As of March 31, 2013, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2013. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2013, due to the short-term nature of these instruments.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value as a recurring basis as of March 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$4	$-	$-	$4
	$4	$-	$-	$4

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2013 and December 31, 2012 and 2011, the Company did not record any liabilities for uncertain tax positions.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2.  Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $5,217 and net cash used in operations of $2,100 for the three months ended March 31, 2013, and a deficit accumulated during the development stage of $51,416 at March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Property And Equipment

Property and equipment consisted of the following as of March 31, 2013 and December 31, 2012.

	2013	2012
Software	$495	$495
Other	-	-

Total Property and Equipment	$495	$495

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

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

For income tax reporting purposes, the Company's aggregate unused net operating losses are approximately $51,416 which expires in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2013 and the year ended December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012
Current:
Federal	$-	$-
State	-	-
	$-	$-

Deferred:
Federal	$17,481	$15,708
State	2,057	1,848
	$19,538	$17,556
Valuation allowance	(19,538)	(17,556)
Net	$-	$-

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2013	2012
Statutory federal income tax rate	34%	34%
State income taxes and other	4%	4%
Change in valuation allowance	(38)%	(38)%

Effective tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2013	2012
Net operating loss carry forward	$51,416	$46,199
Valuation allowance	(51,416)	(46,199)

Deferred income tax asset	$–	$-

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

During the three months ended March 31, 2013, the Company’s founder contributed $2,850 in additional capital.

Note 6 – Subsequent Event

None

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

The Company was incorporated in the State of Nevada on October 12, 2010.  The Company’s principal offices are currently located at 13118 Lamar Ave., Overland Park, KS 66209.  Our telephone number there is 913.945.1290.  All operations, from administration to product development take place at this location.  The company occupies space owned by Brandi L. DeFoor and Mark W. DeFoor. Brandi L. DeFoor is the company’s majority shareholder and its Chief Executive Officer and a director. Mark W. DeFoor is the President, Chief Financial Officer and Secretary and a director.

The Company is in the early stage of operations with no current revenues to date.  From inception through March 31, 2013, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer. The Company continues to develop its offering and continues to identify potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

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

While we would like to grow our business with our cash flow, a robust increase in subscriptions to our service, delays in collection of our accounts receivable and/or the incurrence of unforeseen expenses may necessitate our engaging in a capital raising transaction in the first quarter of 2013.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of March 31, 2013, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of March 31, 2013, the Company did not have any off-balance sheet arrangements.

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

On June 28, 2013, the Company received notification from the Securities and Exchange Commission (the “SEC”) of completion of the open comment letter.  As of June 28, 2013, there are no unresolved staff comments.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

*Filed with this 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn INC.

Dated: August 1, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
Chief Executive Officer

Dated: August 1, 2013	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
President & Chief Financial Officer