Form 10-Q
period 2013-06-30
SECURE NetCheckIn Inc
filed 2013-09-23
CIK 1516805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

SECURE NetCheckIn Inc.

(Name of Registrant in its Charter)

Nevada	333-173172	27-3729742
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 23, 2013
Common Stock, par value $.001 per share	3,305,000

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEND BALANCE SHEET

JUNE 30, 2013 AND DECEMBER 31, 2012

	JUNE 30, 2013 (Unaudited)	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS
Cash	$62	$271
Subscription receivable, net	-	-
Property and equipment	495	495
Total current assets	557	766

TOTAL ASSETS	$557	$766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$8,455	$550
Total current liabilities	8,455	550

TOTAL LIABILITIES	8,455	550

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized: 75,000,000 shares. Zero and Zero Shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, authorized: 425,000,000 shares. 3,305,000 and 3,305,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	3,305	3,305
Additional Paid in Capital	46,060	43,110
Accumulated deficit	(57,263)	(46,199)
Total stockholders’ equity (deficit)	(7,898)	216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$557	$766

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE THREE MONTHS ENDED JUNE 30, 2012	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD OCTOBER 12, 2010 (Inception) THROUGH JUNE 30, 2013
REVENUE	$-	$-	$-	$-	$-

COST OF GOOD SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPRATING EXPENSES
General and Administrative	5,847	20	11,063	53	57,263

TOTAL OPERATING EXPENSES	5,847	20	11,063	53	57,263

NET LOSS BEFORE INCOME TAXES	5,847	20	11,063	53	57,263

INCOME TAX (BENEFIT) EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(5,847)	$(20)	$(11,063)	$(53)	$(57,263)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,305,000	3,305,000	3,305,000	3,305,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	(0)	(0)	(0)	(0)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' INCOME (LOSS)

FOR THE PERIOD OCTOBER 12, 2010 (inception) THROUGH JUNE 30, 2013

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance - October 12, 2010	-	$-	-	$-	$-	$-	$-

Common shares issued-founder for property and equipment	3,100,000	3,100	-	-	-	-	3,100

Additional paid in capital by founder	-	-	-	-	169		169

Net Income (Loss)	-	-	-	-	-	(21)	(21)

Balance – December 31, 2010	3,100,000	$3,100	-	-	169	$(21)	3,248

Additional paid-in capital by founder	-	-	-	-	2,146		2,146

Issuance of common stock	205,000	3,305	-	-	40,795	-	41,000

Net Income (Loss)						(12,606)	(12,606)

Balance – December 31, 2011	3,100,000	$3,305	-	$-	$43,110	$(12,627)	$33,788

Net Income (Loss)						(33,572)	(33,572)

Balance – December 31, 2012	3,305,000	$3,305	-	$-	$43,110	$(46,199)	$216

Additional paid-in capital by founder					2,950		2,950

Net Income (Loss)						(11,063)	(11,063)

Balance – June 30, 2013	3,305,000	$3,305	-	$-	$46,060	$(57,263)	$(7,898)

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	(Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD FROM OCTOBER 12, 2010 (Inception) THROUGH JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,063)	$(53)	$(57,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in assets and liabilities
(Increase) Decrease in deferred offering costs	-	-	-
Increase (Decrease) in accounts payable	7,905	(6,000)	8,455
(Increase) Decrease in subscription receivable	-	27,000	(1,000)
(Increase) Decrease in allowance for bad debt	-	-	1,000
(Increase) Decrease in IP – Software	-	-	(495)
Net cash provided by (used in) operating activities	7,905	21,000	7,960

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-	3,305
Additional paid-in capital	2,950	-	46,060
Net cash provided by financing activities	2,950	-	49,365

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208)	20,947	62

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	271	53	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$62	$21,000	$62

The accompanying notes are an integral part of the condensed financial statements.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements on Form 10-K for the years ended December 31, 2011. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2013, the Company had no cash equivalents.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

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

As of June 30, 2013, there were no outstanding employee stock options.

Earnings (Loss) per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2013. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2013, due to the short-term nature of these instruments.

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” – An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2013 and December 31, 2012, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2  Going Concern

The accompanying financial statements as of June 30, 2013 have been prepared assuming the Company will continue as a going concern.  The Company has a net loss, has a working capital deficit and has an accumulated deficit of $57,263 at June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

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

Note 3 – Property and Equipment

Property and equipment consisted of the following as of June 30, 2013 and December 31, 2012.

	2013	2012

Software	$495	$495
Other	–	-
	$495	$495

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $57,263 which expires in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

The provision (benefit) for income taxes from continued operations for the six months ended June 30, 2013 and the year ended December 31, 2012 consist of the following:

	2013	2012
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	19,469	15,708
State	2,291	1,848
	21,760	17,556
Valuation allowance	(21,760)	(17,556)
Net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2013	2012
Statutory federal income tax rate	34%	34%
State income taxes and other	4%	4%
Change in valuation allowance	(38)%	(38)%

Effective tax rate	0%	0%

SECURE NETCHECKIN INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2013	2012

Net operating loss carry forward	$57,263	$46,199
Valuation allowance	(57,263)	(46,199)

Deferred income tax asset	$–	$–

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

During the six months ended June 30, 2013, the Company’s founder contributed $2,950 in additional capital.

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

The Company is in the early stage of operations with no current revenues to date.  From inception through June 30, 2013, the majority of the Company’s activities revolved around defining requirements, working with a beta test customer and getting feedback on the product and service from the beta test customer. The Company continues to develop its offering and continues to identify potential customers with whom it plans to establish contractual relationships for the use of the Company’s product and services.

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

While we would like to grow our business with our cash flow, a robust increase in subscriptions to our service, delays in collection of our accounts receivable and/or the incurrence of unforeseen expenses may necessitate our engaging in a capital raising transaction in the fourth quarter of 2013.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

As of June 30, 2013, the Company did not have any contractual arrangements.

Off-Balance Sheet Arrangements.

As of June 30, 2013, the Company did not have any off-balance sheet arrangements.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SECURE NetCheckIn Inc.

Dated: September 23, 2013	By:	/s/ Brandi L. DeFoor
Brandi L. DeFoor
Chief Executive Officer

Dated: September 23, 2013	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
President & Chief Financial Officer