Form 10-Q
period 2014-03-31
MOXIAN CHINA, INC.
filed 2014-05-14
CIK 1516805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-173172

MOXIAN CHINA, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3729742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 Room 2313-2315 , Block B, Zhongshen Garden, Caitian South Road, Futian District, Shenzhen
Guangdong Province, China 518101

                          Tel: +86 (0)755-66803251
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of May 14, 2014, the registrant had 198,300,000 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN CHINA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

 (Stated in US Dollars)

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	March 31, 2014	Sept 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$978,475	$28
Prepayments, deposits and other receivables	271,371	-
Inventory	1,068	-
Total current assets	1,250,914	28
Property and equipment, net (Note 3)	258,177	495
Goodwill (Note 8)	2,555,202	-
TOTAL ASSETS	$4,064,293	$523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$100,785	$12,047
Payable for acquisition (Note 8)	1,000,000	-
Loans from shareholders (Note 4)	3,334,122	-
Total current liabilities	4,434,907	12,047
Total liabilities	$4,434,907	$12,047

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. 0 and 0 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	-	-
Common stock*, $0.001 par value, authorized: 500,000,000 shares. 198,300,000 and 198,300,000 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively.	198,300	198,300
Deficit accumulated during the development stage	(576,801)	(209,824)
Accumulated other comprehensive income	7,887	-
Total stockholders’ deficit	(370,614)	(11,524)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,064,293	$523

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US Dollars)

					For the period
	For the	For the	For the	For the	from Inception
	three months	three months	six months	six months	October 12,
	ended	ended	ended	ended	2010 to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Revenues, net	$-	$-	$-	$-	$-

Cost and expenses
Cost of sales	-	-	-	-	-
Depreciation and amortization expenses	15,357	-	15,357	-	15,357
Selling, general and administrative expenses	351,628	5,217	351,628	21,968	569,339
Loss from operations	(366,985)	(5,217)	(366,985)	(21,968)	(584,696)

Other income
Interest income	8	-	8	-	8
Loss before income tax	(366,977)	(5,217)	(366,977)	(21,968)	(584,688)

Income tax expenses	-	-	-	-	-
Net loss	(366,977)	(5,217)	(366,977)	(21,968)	(584,688)

Foreign currency translation adjustments	7,887	-	7,887	-	7,887
Comprehensive loss	$(359,090)	$(5,217)	$(359,090)	$(21,968)	$(576,801)

Earnings per share (note 6)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding*	198,300,000	198,300,000	198,300,000	198,300,000

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
(Stated in US Dollars)

			Accumulated	Accumulated
			deficit	other
	Common Stock*		development	comprehensive
	Shares	Amount	stage	income	Total

Balance at inception, October 12, 2010

Common shares issued - founder for property and equipment	186,000,000	$186,000	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	169	-	169
Net loss	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	28,700	-	41,000
Net loss	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$(164,512)	$-	$33,788

Net loss	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	2,950	-	2,950
Net loss	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$(209,824)	$-	$(11,524)

Net loss	-	-	(366,977)	-	(366,977)
Foreign currency adjustment	-	-	-	7,887	7,887

Balance, March 31, 2014	198,300,000	$198,300	$(576,801)	$7,887	$(370,614)

 *The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	six months	six months	October 12,
	ended	ended	2010 to
	March 31, 2014	March 31, 2013	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(366,977)	$(21,968)	$(584,688)
Depreciation and amortization expense	15,357	-	15,357
Loss on forward stock split	-	-	166,295
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(6,642)	9,000	4,910
Increase in inventories	(1,007)	-	(1,007)
Increase in accruals and other payables	82,679	(3,235)	73,206
Net cash used in operating activities	(276,590)	(16,203)	(325,927)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(96,923)	-	(96,923)
Net cash inflow on acquisition of subsidiaries (Note 8)	897,453	-	897,453
Net cash provided by investing activities	800,530	-	800,530

FINANCING ACTIVITIES
Loan borrowings	445,552	-	445,552
Capital stock issued for cash	-	-	49,365
Paid In capital	-	2,850	-
Net cash provided by financing activities	445,552	2,850	494,917

Effect of foreign currency translation	8,955	-	8,955
Net increase (decrease) in cash and cash equivalents	969,492	(13,353)	969,520
Cash and cash equivalents, beginning of period	28	13,357	-
Cash and cash equivalents, end of period	$978,475	$4	$978,475

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Moxian China, Inc. (“the Company”), formerly SECURE NetCheckIn, Inc., was incorporated under the laws of the State of Nevada on October 12, 2010. Effective on December 13, 2013, the Company changed its name to “Moxian China, Inc.” with its trading symbol being “MOXC.” Also effective on December 13, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,000 shares, including 500,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $.001 per share. In addition, also on December 13, 2013, the Company effectuated a 60-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Independent State of Samoa.

On February 21, 2014, the Company completed the acquisition of Moxian Group Limited (“Moxian BVI”) and its subsidiaries from Moxian Group Holdings, Inc. pursuant to a License and Acquisition Agreement.

Moxian BVI was incorporated on July 3, 2012 under the laws of British Virgin Islands. Moxian Group Holdings, Inc. owned 100% equity interests of Moxian BVI prior to the closing of the License and Acquisition Agreement, among the Company, Moxian BVI and Moxian Group Holdings, Inc.

Moxian (Hong Kong) Limited (“Moxian HK”) was incorporated on January 18, 2013 and became Moxian BVI’s subsidiary since February 14, 2013. Moxian HK is currently engaged in the business of online social media. Moxian HK operates through two wholly-owned subsidiaries: Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”) and Moxian Malaysia SDN BHD (“Moxian Malaysia”).

Moxian Shenzhen was invested and wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and was engaged in the business of internet technology, computer software, commercial information consulting, etc.

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia is conducting its business in IT services and media advertising industry.

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s unaudited consolidated financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end is September 30.

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since October 12, 2010 (inception), the Company has not generated any revenue and has incurred an accumulated deficit of $576,801.

The Company is currently devoting its efforts to develop social networking website and through which to generate servicing income.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Revenue recognition

Revenue are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the unaudited consolidated financial statements.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share.

Website development costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”.  The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third parties.  These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational.  Internal costs related to the development of website content will be charged to operations as incurred. Web-site development costs related to the customers are charged to cost of sales.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Plant and Equipment

Plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computers	3 years
Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (Continued)

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Property and equipment, net

	As of
	March 31, 2014	Sept 30, 2013

Computers	$126,448	$-
Office equipment	37,219	495
Furniture and fixtures	18,371	-
Leasehold improvements	139,077	-
Total property and equipment	321,115	495
Less: accumulated depreciation and amortization	62,938	-
Total property and equipment, net	$258,177	$495

The depreciation expenses for the six months ended March 31, 2014 and 2013 were $15,357 and nil, respectively.

4.	Loans from shareholders

The loans are made to Moxian Hong Kong, Moxian Shenzhen, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months. Details of the loans are analyzed as follows:

	As of
Repayable	March 31, 2014	Sep 30, 2013

Within 1 month	$447,744	$-
1 to 3 months	288,263	-
More than 3 months but less than 12 months	2,598,115	-
	$3,334,122	$-

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Shareholders’ equity

Prior to November 14, 2013, the authorized capital stock of the Company consisted of 425,000,000* shares of Common Stock with a par value of $0.001.  The Company issued 186,000,000* shares of our Common Stock to Brandi DeFoor (“DeFoor”), our former CEO and former Director, on October 2010 (inception) for cash in the amount of $100 and property valued at $3,169.  During the year ended December 31, 2011, the Company’s founder contributed $2,146 in additional capital.

In August 2011, the Company issued 12,300,000* shares of common stock to investors for the value of $41,000, in exchange for subscription receivables.

During the nine months ended September 30, 2013, the Company’s founder contributed $2,950 in additional capital.

On November 14, 2013, DeFoor, entered into a Securities Purchase Agreement with three investors (the “Purchasers”), pursuant to which DeFoor sold to the Purchasers her 186,000,000* shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for the consideration in the aggregate amount of $264,500.  As a result of the transaction, the Purchasers aggregately own approximately 93.8% of the total outstanding shares of the Company’s Common Stock on a fully-diluted basis.

Effective December 13, 2013, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “SECURE NetCheckIn, Inc.” to “Moxian China, Inc.” (the “Name Change”), and (ii) implement a 60-for-1 forward stock split of its issued and outstanding common stock, par value $.001 per share (the “Forward Split”).

In addition, as a result of the Name Change, the trading symbol of the Company changed to a new symbol “MOXC”. As a result of the Forward Split, the common stock issued and outstanding increased to 198,300,000 shares.

Also effective on December 13, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,000 shares, including 500,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $.001 per share.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

*	The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Earnings per share

	For the six months ended March 31,
	2014	2013

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(366,977)	$(21,968)

Weighted-average shares of common stock outstanding in computing net loss per common stock*
Basic	198,300,000	198,300,000
Dilutive shares	-	-
Diluted	198,300,000	198,300,000

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

7.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period October 12, 2010 (date of inception) through March 31, 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 to March 31, 2014.

Moxian HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes (Continued)

Moxian Shenzhen was incorporated in the People’s Republic of China.  Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 to March 31, 2014.

Moxian Malaysia was incorporated in Malaysia.  Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 to March 31, 2014.

The Company will provide a valuation allowance for all of its subsidiaries in full amount of the deferred tax asset since there is no assurance of future taxable income.

8.	Goodwill

On February 21, 2014, the Company entered into a License and Acquisition Agreement with Moxian Group Holdings, Inc. (“MOXG”) (the “License and Acquisition Agreement”), whereby the Company (i) acquired all the equity interests of Moxian BVI, and (ii) obtained the license to use the intellectual property rights (as define below) of MOXG.  Pursuant to the License and Acquisition Agreement, MOXG agreed to sell, convey, and transfer 100% of the equity interests of Moxian BVI to Moxian CN Samoa, a newly incorporated wholly-owned subsidiary of the Company, in consideration of an aggregate of $1,000,000. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, MOXG also agreed to grant us the exclusive right to use MOXG’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where MOXG conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell MOXG products and services in the Licensed Territory for five years (the “License”). In exchange for such License, the Company agreed to pay to MOXG: (i) $1,000,000 as a license maintenance royalty each year commencing from the second year from the date of the agreement; and (ii) 3% of the gross profit of distribution and sale of MOXG products and services as an earned royalty. Pursuant to the License and Acquisition Agreement, the Company has the right to acquire the new IP Rights that are developed by MOXG and sub-license such rights to a third party. The Company also has the obligation to develop the social media market in the Licensed Territory of MOXG products and services.

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Goodwill (Continued)

Assets acquired and liabilities assumed at the date of acquisition:

Current assets
Cash	897,453
Prepayments, deposits and other receivables	264,729
Inventory	1,129

Non-current assets
Property and equipment, net	176,116

Current liabilities
Other payables and accruals	(6,059)
Convertible loan	(2,888,570)
(1,555,202)
Goodwill arising on acquisition:

Consideration transferred	1,000,000
Less: fair value of identifiable net assets acquired	1,555,202
2,555,202

Net cash inflow on acquisition of subsidiaries:
Consideration paid in cash	-
Less: cash and cash equivalent balances acquired	897,453
897,453

MOXIAN CHINA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the six months ended March 31, 2014 and 2013 were $15,512 and nil respectively.

As of March 31, 2014, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended March 31,
2015	$143,327
2016	114,191
2017	8,204
Thereafter	-
Total minimum lease payments	$265,722

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended March 31, 2014.

9.	Subsequent Events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the six months ended March 31, 2014.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," and "our," refer to (i) Moxian China, Inc., a Nevada corporation, (ii) Moxian CN Group Limited, a Samoa company, (iii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”), (iv) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (v) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and (vi) Moxian Malaysia SDN BHD (“Moxian Malaysia”).

Overview

Moxian China, Inc., formerly known as SECURE NetCheckIn, Inc., engages in the business of providing a social marketing and promotion platform to merchants who desire to promote their businesses through online social media. Our products and services aim to enhance the interaction between users and merchant clients by allowing merchant clients to study consumer behavior through data compiled from our database of users’ activities. We design our products and services to allow our merchant clients to run advertisement campaigns and promotions to target their customers. Our platform is also designed and built to entice users to return and to encourage new consumer users to subscribe our website.

We are currently at development stage. Our primary activities have been the designing and developing our products and services, negotiating strategic alliances and other agreements, and raising capital.

As of March 31, 2014 and September 30, 2013, our accumulated deficits were $576,801 and $209.824, respectively. Our stockholders’ equity (deficiency) was ($370,614) and ($11,524), respectively. We have so far generated $0 in revenue. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Recent Development

Moxian China, Inc. previously engaged in the business of offering a cloud-based scheduling and notification product targeted to urgent care facilities and medical offices to increase the satisfaction of patients in scheduling and timing of appointments. On February 21, 2014, we entered into a License and Acquisition Agreement with Moxian Group Holdings, Inc. (“MOXG”) (the “License and Acquisition Agreement”), whereby we (i) acquired all the equity interests of Moxian BVI from MOXG and (ii) obtained the license to use the intellectual property rights (as define below) of MOXG.  Pursuant to the License and Acquisition Agreement, MOXG agreed to sell, convey, and transfer 100% of the equity interests of Moxian BVI to Moxian CN Samoa, a newly incorporated wholly-owned subsidiary of the Company, in consideration of an aggregate of $1,000,000. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, MOXG also agreed to grant us the exclusive right to use MOXG’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where MOXG conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell MOXG products and services in the Licensed Territory for five years (the “License”). In exchange for such License, the Company agreed to pay to MOXG: (i) $1,000,000 as a license maintenance royalty each year commencing from the second year from the date of the agreement; and (ii) 3% of the gross profit of distribution and sale of MOXG products and services as an earned royalty. Pursuant to the License and Acquisition Agreement, the Company has the right to acquire the new IP Rights that are developed by MOXG and sub-license such rights to a third party. The Company also has the obligation to develop the social media market in the Licensed Territory of MOXG products and services.

Since the acquisition of Moxian BVI and its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, and the grant of the License by MOXG, the Company changed its business to developing and exploring the social media business, and distributing, selling, and promoting the products and services of MOXG mainly in the China and Malaysia regions.

Results of Operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Gross Revenues

The Company did not have any sales revenues in the three months ended March 31, 2014 or in the three months ended March 31, 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and the three months ended March 31, 2013, were $366,985 and $5,217 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months ended March 31, 2014 and the three months ended March 31, 2013 were $366,977 and $5,217, respectively. Basic and diluted net loss per share amounted to ($0.00) for the three months ended March 31, 2014 and the three months ended March 31, 2013.

Six months ended March 31, 2014 compared with six months ended March 31, 2013

Gross Revenues

The Company did not have any sales revenues in the six months ended March 31, 2014 or in the six months ended March 31, 2013.

Operating Expenses

Operating expenses for the six months ended March 31, 2014 and the six months ended March 31, 2013, were $366,985 and $21,968 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the six months ended March 31, 2014 and the six months ended March 31, 2013 were $366,977 and $21,968, respectively. Basic and diluted net loss per share amounted to ($0.00) for the six months ended March 31, 2014 and the six months ended March 31, 2012.

Liquidity and Capital Resources

On March 31, 2014, we had working capital (deficit) of $(3,183,993), consisting of cash on hand of $978,475, compared to working capital (deficit) of $(12,019) with cash on hand of $28 as of September 30, 2013.

Net cash used in operating activities for the six months ended March 31, 2014 was $276,590 as compared to $16,203 for the six months ended March 31, 2013. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Currently, we have limited operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues, if any, generated from our business operations alone may not be sufficient to fund our operations or planned growth.

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2014.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian China, Inc.

Date: May 14, 2014	BY:	/s/ Ng Kian Yong
Name: Ng Kian Yong
Title: President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer