Form 10-Q
period 2014-06-30
MOXIAN CHINA, INC.
filed 2014-08-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 14, 2014, the registrant had 198,300,000 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN CHINA, INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	F-1

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	F-2

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-3

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	F-5 – F-15

1

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2014 (Unaudited)	Sept 30, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,797,762	$28
Prepayments, deposits and other receivables	232,079	-
Inventory	5,146	-
Total current assets	2,034,987	28
Property and equipment, net (Note 3)	282,176	495
Goodwill (Note 8)	2,555,202	-
TOTAL ASSETS	$4,872,365	$523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$133,785	$12,047
Payable for acquisition (Note 8)	1,000,000	-
Loans from shareholders (Note 4)	4,913,642	-
Total current liabilities	6,047,427	12,047
Total liabilities	$6,047,427	12,047

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Preferred Stock, $0.001 par value, authorized: 100,000,000 shares. Nil and nil shares; issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	-	-
Common Stock*, $0.001 par value, authorized: 500,000,000 shares. 198,300,000 and 198,300,000 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively.	198,300	198,300
Deficit accumulated during the development stage	(1,380,490)	(209,824)
Accumulated other comprehensive income	7,128	-
Total stockholders’ deficit	(1,175,062)	(11,524)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,872,365	$523

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

					For the period
	For the	For the	For the	For the	from Inception
	three months	three months	nine months	nine months	October 12,
	ended	ended	ended	ended	2010 to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues, net	$15,802	$-	$15,802	$-	$15,802

Cost and expenses
Cost of sales	-	-	-	-	-
Depreciation and amortization expenses	26,417	-	41,774	-	41,774
Selling, general and administrative expenses	793,125	5,847	1,144,753	27,814	1,354,577
Loss from operations	(803,740)	(5,847)	(1,170,725)	(27,814)	(1,380,549)

Other income
Interest income	51	-	59	-	59
Loss before income tax	(803,689)	(5,847)	(1,170,666)	(27,814)	(1,380,490)

Income tax expenses	-	-	-	-	-
Net loss	(803,689)	(5,847)	(1,170,666)	(27,814)	(1,380,490)

Foreign currency translation adjustments	7,128	-	7,128	-	7,128
Comprehensive loss	$(796,561)	$(5,847)	$(1,163,538)	$(27,814)	$(1,373,362)

Earnings per share (note 6)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding*	198,300,000	198,300,000	198,300,000	198,300,000

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

			Accumulated	Accumulated
			deficit	other
	Common Stock*		development	comprehensive
	Shares	Amount	stage	income	Total

Balance at inception, October 12, 2010

Common shares issued - founder for property and equipment	186,000,000	$186,000	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	169	-	169
Net loss	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	28,700	-	41,000
Net loss	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$(164,512)	$-	$33,788

Net loss	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	2,950	-	2,950
Net loss	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$(209,824)	$-	$(11,524)

Net loss	-	-	(1,170,666)	-	(1,170,666)
Foreign currency adjustment	-	-	-	7,128	7,128

Balance, June 30, 2014	198,300,000	$198,300	$(1,380,490)	$7,128	$(1,175,062)

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	nine months	nine months	October 12,
	ended	ended	2010 to
	June 30, 2014	June 30, 2013	June 30, 2014
OPERATING ACTIVITIES
Net loss	$(1,170,666)	$(27,814)	$(1,380,490)
Depreciation and amortization expense	41,774	-	41,774
Loss on forward stock split	-	-	166,295
Changes in operating assets and liabilities:
Decrease in deposits, prepayments and other receivables	32,650	9,000	44,202
Increase in inventories	(4,017)	-	(4,017)
Increase in accruals and other payables	115,679	2,669	98,319
Net cash used in operating activities	(984,580)	(16,145)	(1,033,917)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(147,339)	-	(147,339)
Net cash inflow on acquisition of subsidiaries (Note 8)	897,453	-	897,453
Net cash provided by investing activities	750,114	-	750,114

FINANCING ACTIVITIES
Loan borrowings	2,025,072	-	2,025,072
Capital stock issued for cash	-	-	49,365
Paid In capital	-	2,850	-
Net cash provided by financing activities	2,025,072	2,850	2,074,437

Effect of foreign currency translation	7,128	-	7,128
Net increase (decrease) in cash and cash equivalents	1,790,606	(13,295)	1,790,634
Cash and cash equivalents, beginning of period	28	13,357	-
Cash and cash equivalents, end of period	$1,797,762	$62	$1,797,762

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has not generated revenue of $15,802 and has incurred an accumulated deficit of $1,380,490.

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment, net

	As of
	June 30, 2014	Sept 30, 2013

Computers	$146,301	$-
Office equipment	43,062	495
Furniture and fixtures	21,256	-
Leasehold improvements	160,912	-
Total property and equipment	371,531	495
Less: accumulated depreciation and amortization	89,355	-
Total property and equipment, net	$282,176	$495

The depreciation expenses for the nine months ended June 30, 2014 and 2013 were $41,774 and nil, respectively.

4.	Loans from shareholders

The loans are made to Moxian Hong Kong, Moxian Shenzhen, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months. Details of the loans are analyzed as follows:

	As of
Repayable	March 31, 2014	Sep 30, 2013

Within 1 month	$-	$-
1 to 3 months	879,978	-
More than 3 months but less than 12 months	4,033,664	-
	$4,913,642	$-

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Shareholders’ equity

Prior to November 14, 2013, the authorized capital stock of the Company consisted of 425,000,000 shares of Common Stock with a par value of $0.001. The Company issued *186,000,000 shares of our Common Stock to Brandi DeFoor (“DeFoor”), our former CEO and former Director, on October 2010 (inception) for cash in the amount of $100 and property valued at $3,169. During the year ended December 31, 2011, the Company’s founder contributed $2,146 in additional capital.

In August 2011, the Company issued *12,300,000 shares of common stock to investors for the value of $41,000, in exchange for subscription receivables.

During the nine months ended September 30, 2013, the Company’s founder contributed $2,950 in additional capital.

On November 14, 2013, DeFoor, entered into a Securities Purchase Agreement with three investors (the “Purchasers”), pursuant to which DeFoor sold to the Purchasers her 186,000,000 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for the consideration in the aggregate amount of $264,500. As a result of the transaction, the Purchasers aggregately own approximately 93.8% of the total outstanding shares of the Company’s Common Stock on a fully-diluted basis.

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Earnings per share

	For the nine months ended June 30,
	2014	2013

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(1,170,666)	$(27,814)

Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	198,300,000	198,300,000
Dilutive shares	-	-
Diluted	198,300,000	198,300,000

Basic earnings per share	$(0.01)	$(0.00)
Diluted earnings per share	$(0.01)	$(0.00

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

7.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period October 12, 2010 (date of inception) through June 30, 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 to June 30, 2014.

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

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 to June 30, 2014.

Moxian Malaysia was incorporated in Malaysia. Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 to June 30, 2014.

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

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the nine months ended June 30, 2014 and 2013 were $51,308 and nil respectively.

As of June 30, 2014, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended March 31,
2015	$143,327
2016	86,564
2017	-
Thereafter	-
Total minimum lease payments	$229,891

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended June 30, 2014.

10.	Subsequent Events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the nine months ended June 30, 2014.

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

Overview

The Company engages in the business of providing a social marketing and promotion platform to merchants who desire to promote their businesses through online social media. Our products and services aim to enhance the interaction between users and merchant clients by allowing merchant clients to study consumer behavior through data compiled from our database of users’ activities. We design our products and services to allow our merchant clients to run advertisement campaigns and promotions. Our platform is also designed and built to entice users to return and to encourage new consumer users to subscribe our website.

We are currently at development stage. Our primary activities have been the designing and developing our products and services, negotiating strategic alliances and other agreements, and raising capital.

As of June 30, 2014 and September 30, 2013, our accumulated deficits were $1,380,490 and $209.824, respectively. Our stockholders’ deficiency was $1,175,062 and $11,524, respectively. We have so far generated $15,802 in revenue. Our losses have principally been attributed to operating expenses, administrative and other operating expenses exceeding our generated revenue.

Results of Operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Gross Revenues

The Company made sales revenues of $15,802 in the three months ended June 30, 2014 compared to nil being generated in the three months ended June 30, 2013.

Sales revenue is mainly from sales of our merchant packages to merchant clients in the region.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and the three months ended June 30, 2013, were $819,542 and $5,847 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in our operating expenses this quarter was mainly due to marketing activities in the region of Malaysia and China to promote the business. We also expanded our technical team from 40 employees to 70 employees in China therefore incurred more expenses for payroll and benefit purpose.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months ended June 30, 2014 and the three months ended June 30, 2013 were $803,689 and $5,847, respectively. Basic and diluted net loss per share amounted to ($0.00) for the three months ended June 30, 2014 and the three months ended June 30, 2013.

Nine months ended June 30, 2014 compared with nine months ended June 30, 2013

Gross Revenues

The Company made sales revenues of $15,802 in the nine months ended June 30, 2014 compared to nil being generated in the nine months ended June 30, 2013.

Operating Expenses

Operating expenses for the nine months ended June 30, 2014 and the nine months ended June 30, 2013, were $1,186,527 and $27,814, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in our operating expenses was mainly due to marketing activities in the region of Malaysia and China to promote the business. We also expanded our technical team from 40 employees to 70 employees in China therefore incurred more expenses for payroll and benefit purpose.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the nine months ended June 30, 2014 and the nine months ended June 30, 2013 were $1,170,666 and $27,814, respectively. Basic and diluted net loss per share amounted to $0.01 and $0.00, respectively for the nine months ended June 30, 2014 and the nine months ended June 30, 2013.

Liquidity and Capital Resources

On June 30, 2014 we had working capital (deficit) of $(4,012,440), consisting of cash on hand of $1,797,762, compared to working capital (deficit) of $(12,019) with cash on hand of $28 as of September 30, 2013.

Net cash used in operating activities for the nine months ended June 30, 2014 was $984,580 as compared to $16,145 for the nine months ended June 30, 2013. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by investing activities for the nine months ended June 30, 2014 was $750,114 as compared to nil for the nine months ended June 30, 2013. The cash used in investing activities are mainly for the purchases of fixed assets. During the nine months ended June 30, 2014, there was a net cash inflow on acquisition of subsidiaries of $897,453.

Net cash provided by financing activities for the nine months ended June 30, 2014 was $2,025,072 as compared to $2,850 for the nine months ended June 30, 2013. The cash provided by financing activities are mainly sourced from loan borrowings from shareholders.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2014.

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

Moxian China, Inc.

Date: August 14, 2014	BY:	/s/ Ng Kian Yong
Name: Ng Kian Yong
Title: President, Chief Executive Officer, Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

