Form 10-Q
period 2014-12-31
MOXIAN CHINA, INC.
filed 2015-02-17
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 17, 2015, the registrant had 198,300,000 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN CHINA, INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6 – 21

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	Dec 31, 2014	Sept 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,064,561	$1,770,196
Prepayments, deposits and other receivables	889,457	741,645
Inventory	35,687	-
Total current assets	1,989,705	2,511,841
Property and equipment, net (Note 3)	333,697	348,669
TOTAL ASSETS	$2,323,402	$2,860,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$184,474	$295,601
Payable for acquisition (Note 8)	1,000,000	1,000,000
Loans from shareholders (Note 4)	6,570,863	6,151,932
Total current liabilities	7,755,337	7,447,533
Total liabilities	$7,755,337	$7,447,533

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding as of December 31, 2014 and September 30, 2014	-	-
Common stock*, $0.001 par value, authorized: 500,000,000 shares. 198,300,000 shares issued and outstanding as of December 31, 2014 and September 30, 2014	198,300	198,300
Additional paid-in capital	162,914	162,914
Deficit accumulated during the development stage	(5,988,427)	(5,001,166)
Accumulated other comprehensive income	195,278	52,929
Total stockholders’ deficit	(5,431,935)	(4,587,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,323,402	$2,860,510

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the Three Months Ended	For the Three Months Ended	For the period from Inception October 12, 2010 to
	December 31, 2014	December 31, 2013	December 31, 2014

Revenues, net	$45,505	$-	$101,627

Cost and expenses
Cost of sales	7,911	-	23,425
Depreciation and amortization expenses	35,081	-	113,652
Selling, general and administrative expenses	989,785	-	3,376,572
Impairment of goodwill	-	-	2,600,315
Loss from operations	(987,272)	-	(6,012,337)

Other income
Interest income	11	-	23,910
Loss before income tax	(987,261)	-	(5,988,427)

Income tax expenses	-	-	-
Net loss	(987,261)	-	(5,988,427)

Foreign currency translation adjustments	142,349	-	195,278
Comprehensive loss	$(844,912)	$-	$(5,793,149)

Earnings per share (note 6)

Basic and diluted loss per common share	$(0.00)	$0.00

Basic and diluted weighted average common shares outstanding*	198,300,000	198,300,000

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock*		paid-in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at inception, October 12, 2010
Common shares issued -
founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Net loss	-	-	-	(987,261)	-	(987,261)
Foreign currency adjustment	-	-	-	-	142,349	142,349

Balance, December 31, 2014	198,300,000	$198,300	$162,914	$(5,988,427)	$195,278	$(5,431,935)

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
			from Inception
	Three Months	Three Months	October 12, 2010
	Ended	Ended	to
	December 31, 2014	December 31, 2013	December 31, 2014
OPERATING ACTIVITIES
Net loss	$(987,261)	$-	$(5,988,427)
Depreciation and amortization expense	35,081	-	113,652
Impairment of goodwill	-	-	2,600,315
Loss on forward stock split	-	-	-
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(147,812)	-	(591,355)
Increase in inventories	(35,687)		(34,558)
Increase in accruals and other payables	(111,127)	-	184,474
Net cash used in operating activities	(1,246,806)	-	(3,715,899)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20,109)	-	(43,929)
Net cash inflow on acquisition of subsidiaries (Note 8)	-	-	897,453
Net cash (used in) provided by investing activities	(20,109)	-	853,524

FINANCING ACTIVITIES
Loan borrowings	418,931	-	3,682,293
Capital stock issued for cash	-	-	49,365
Net cash provided by financing activities	418,931	-	3,731,658

Effect of foreign currency translation	142,349	-	195,278

Net (decrease) increase in cash and cash equivalents	(705,635)	-	1,064,561
Cash and cash equivalents, beginning of year	1,770,196	28	-
Cash and cash equivalents, end of year	$1,064,561	$28	$1,064,561

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Moxian China, Inc. (“the Company”), formerly SECURE NetCheckIn, Inc., was incorporated under the laws of the State of Nevada on October 12, 2010. The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform. Effective on December 13, 2013, the Company changed its name to “Moxian China, Inc.” with its trading symbol being “MOXC.” Also effective on December 13, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,000 shares, including 500,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $.001 per share. In addition, also on December 13, 2013, the Company effectuated a 60-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Independent State of Samoa.

On February 21, 2014, the Company completed the acquisition of Moxian Group Limited (“Moxian BVI”) and its subsidiaries from Rebel Group, Inc. (“REBL”) pursuant to a License and Acquisition Agreement, dated February 21, 2014, by and among the Company, Moxian BVI, REBL, and Moxian CN Samoa.

Moxian BVI was incorporated on July 3, 2012 under the laws of British Virgin Islands. REBL owned 100% equity interests of Moxian BVI prior to the closing of the License and Acquisition Agreement. After the acquisition, Moxian BVI became the wholly owned subsidiary of the Company.

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

Shenzhen Moyi Technologies Co., Ltd (“Moyi”) was incorporated on July 19, 2013 and became a variable interest entity (“VIE”) of Moxian Shenzhen since July 15, 2014. Moxian Shenzhen controls Moyi through arrangements that absorbs operations risk, as if Moyi were a wholly-owned subsidiary of Moxian Shenzhen.

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

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has generated revenue of $101,627 and has incurred an accumulated deficit of $5,988,427.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and reflect the activities of the following subsidiaries and VIE. All material intercompany transactions and balances have been eliminated in the consolidation.

In accordance with the interpretation of Generally Accepted Accounting Principles (GAAP), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

ASC 810 (Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46R”), addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be unaudited consolidated in a company’s unaudited consolidated financial statements. Pursuant to an Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014, Moxian Shenzhen has the exclusive right to provide to Moyi technical and systems support, marketing consulting services, training for technical personnel and technical consulting services. As payment for these services, Moyi has agreed to pay Moxian Shenzhen a service fee equal to 100% Moyi’s pre-tax profit. In accordance with the provisions of ASC 810, the Company has determined that Moyi is a VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Moyi are unaudited consolidated into the financial statements of the Company.

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

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the unaudited consolidated financial statements.

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

The Company performed an annual impairment test as of the end of each fiscal year, and determined that an impairment loss in the amount of $2,600,315 and nil were recorded for the three months ended December 31, 2014 and 2013 respectively.

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that unaudited consolidated collateralized financing entity at fair value in the unaudited consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings.

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

Recently issued accounting pronouncements (Continued)

The amendments in this ASU provide an alternative to Topic 820 Fair Value Measurement for measuring the financial assets and the financial liabilities of a unaudited consolidated collateralized financing entity to eliminate that difference. When the measurement alternative is not elected for a unaudited consolidated collateralized financing entity within the scope of this ASU, the amendments clarify that: (1) the fair value of the financial assets and the fair value of the financial liabilities of the unaudited consolidated collateralized financing entity should be measured using the requirements of Topic 820; and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that unaudited consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the unaudited consolidated statement of income (loss).

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment, net

	As of
	Dec 31, 2014	Sept 30, 2014

Computers	$227,269	$213,600
Office equipment	73,014	68,623
Furniture and fixtures	34,059	32,011
Leasehold improvements	156,102	156,101
Total property and equipment	490,444	470,335
Less: accumulated depreciation and amortization	156,747	121,666
Total property and equipment, net	$333,697	$348,669

The depreciation expenses for the three months ended December 31, 2014 and 2013 were $35,081 and nil, respectively.

4.	Loans from shareholders

The loans are made to Moxian HK, Moxian Shenzhen, Moyi, and Moxian Malaysia are unsecured, interest free and will be due and payable in 12 months. Details of the loans are analyzed as follows:

	As of
Repayable	Dec 31, 2014	Sep 30, 2014

Within 1 month	$-	$-
1 to 3 months	5,836,377	-
More than 3 months but less than 12 months	734,486	6,151,932
	$6,570,863	$6,151,932

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Loans from shareholders (Continued)

On October 31, 2014 and November 30, 2014, Moxian Shenzhen received RMB 630,000 (approximately $102,942) and RMB 90,000 (approximately $14,486), respectively, as loans (the “MCL Shenzhen Loans”) from Moxian China Limited (“MCL”), a shareholder of the Company, which owns 33.8% of total outstanding shares of Moxian and 100% owned by its Director, Mr. Ng Ka Lam. The term of such loans is twelve months and they bear no interest. On December 31, 2014, the Company, MCL and Moxian Shenzhen entered into a Loan Agreement, where the Company agreed to issue a convertible promissory note (the “Note”) to MCL for the repayment of the MCL Shenzhen Loans.

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

During the three months ended December 31, 2013, the Company’s founder contributed $2,950 in additional capital.

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Earnings per share

	For the three months ended December 31,
	2014	2013

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(987,261)	$-

Weighted-average shares of common stock outstanding in computing net loss per common stock*
Basic	198,300,000	198,300,000
Dilutive shares	-	-
Diluted	198,300,000	198,300,000

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

7.	Income taxes

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

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2014.

The Company will provide a valuation allowance for all of its subsidiaries in full amount of the deferred tax asset since there is no assurance of future taxable income.

8.	Acquisition

On February 21, 2014, the Company entered into a License and Acquisition Agreement with Rebel Group, Inc. (“REBL”) (the “License and Acquisition Agreement”), whereby the Company (i) acquired all the equity interests of Moxian BVI, and (ii) obtained the license to use the intellectual property rights (as define below) of REBL. Pursuant to the License and Acquisition Agreement, REBL agreed to sell, convey, and transfer 100% of the equity interests of Moxian BVI to Moxian CN Samoa, a newly incorporated wholly-owned subsidiary of the Company, in consideration of an aggregate of $1,000,000. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License”). In exchange for such License, the Company agreed to pay to REBL: (i) $1,000,000 as a license maintenance royalty each year commencing from the second year from the date of the agreement; and (ii) 3% of the gross profit of distribution and sale of REBL products and services as an earned royalty. Pursuant to the License and Acquisition Agreement, the Company has the right to acquire the new IP Rights that are developed by REBL and sub-license such rights to a third party. The Company also has the obligation to develop the social media market in the Licensed Territory of REBL products and services.

A summary of changes in the Company’s goodwill is as follows:

	As of
	Sept 30, 2014	Sept 30, 2013
Goodwill	$2,600,315	$-
Accumulated impairment charges	(2,600,315)	-
	$-	$-

An impairment loss in the amount of $2,600,315 and nil were recorded for the three months ended December 31, 2014 and 2013 respectively.

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

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended December 31, 2014 and 2013 were $55,248 and nil respectively.

As of September 30, 2014, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended September 30,
2015	$242,590
2016	106,453
2017	54,653
Thereafter
Total minimum lease payments	$403,696

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the three months ended December 31, 2014.

9.	Subsequent events

On January 30, 2015, Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL (formerly known as “Inception Technology Group, Inc.”), a Florida corporation, to acquire from REBL 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of REBL (“Moxian IP”) for $6,782,000 (the “Moxian IP Purchase Price”). Moxian IP owns all the IP Rights relating to the operation, use and marketing of the MO-Promo Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP became a wholly-owned subsidiary of the Company.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Subsequent events (Continued)

In addition, under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement, dated February 21, 2014. In addition, pursuant to the License and Acquisition Agreement, we acquired all of the equity interests of Moxian Group Limited, a corporation incorporated under the laws of British Virgin Islands (“Moxian BVI”) in consideration of $1,000,000 (the “Moxian BVI Purchase Price”). Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Purchase Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

Under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement and all of the Company’s liabilities owed to REBL thereunder, other than the Moxian BVI Purchase Price, were released and discharged.

The Company agreed to issue to REBL a convertible promissory note for $7,782,000 (the “REBL Note”), representing the sum of the Moxian IP Purchase Price and the Moxian BVI Purchase Price. The REBL Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. The Company has the option to convert any and all amounts due under the REBL Note into the Company’s common stock at the conversion price of $1.00 per share (“Conversion Price”), if the volume weighted average price (“VWAP”) of the Company’s common stock for a period of thirty (30) trading days immediately prior to the date of conversion is higher than the Conversion Price. The Company also has a right of first refusal to purchase the shares issuable upon conversion of the REBL Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by the Company.

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the three months ended December 31, 2014.

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

The "Company", "we," "us," and "our," refer to (i) Moxian China, Inc., a Nevada corporation, (ii) Moxian CN Group Limited, a Samoa company (“Moxian CN Samoa”), (iii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”), (iv) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (v) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), (vi) Moxian Malaysia SDN BHD (“Moxian Malaysia”), and (vii) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

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

As of December 31, 2014 and September 30, 2014, our accumulated deficits were $5,988,427and $5,001,166, respectively. Our stockholders’ deficiency was $5,431,935 and $4,587,023, respectively. We have so far generated $45,505 in revenue for the three months ended December 31, 2014. Our loss for the three months ended December 31, 2014 was $987,261. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Recent Development

On January 30, 2015, Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with Rebel Group, Inc. (“REBL”), a Florida corporation, to acquire from REBL 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of REBL (“Moxian IP”) for $6,782,000 (the “Moxian IP Purchase Price”). Moxian IP owns all the IP Rights relating to the operation, use and marketing of the MO-Promo Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP became a wholly-owned subsidiary of the Company.

In addition, under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement, dated February 21, 2014. In addition, pursuant to the License and Acquisition Agreement, we acquired all of the equity interests of Moxian Group Limited, a corporation incorporated under the laws of British Virgin Islands (“Moxian BVI”) in consideration of $1,000,000 (the “Moxian BVI Purchase Price”). Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Purchase Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

Under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement and all of the Company’s liabilities owed to REBL thereunder, other than the Moxian BVI Purchase Price, were released and discharged.

The Company agreed to issue to REBL a convertible promissory note for $7,782,000 (the “REBL Note”), representing the sum of the Moxian IP Purchase Price and the Moxian BVI Purchase Price. The REBL Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. The Company has the option to convert any and all amounts due under the REBL Note into the Company’s common stock at the conversion price of $1.00 per share (“Conversion Price”), if the volume weighted average price (“VWAP”) of the Company’s common stock for a period of thirty (30) trading days immediately prior to the date of conversion is higher than the Conversion Price. The Company also has a right of first refusal to purchase the shares issuable upon conversion of the REBL Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by the Company.

On February 13, 2015, Mr. Ng Kian Yong resigned as Chief Executive Officer, President, Treasurer, Secretary and director of the Company. Mr. Ng’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Also on the same day, Mr. James Mengdong Tan, the current director, was appointed as interim Chief Executive Officer, President, Treasurer, and Secretary of the Company. Currently, there is no employment agreement or any other compensatory arrangements with Mr. Tan.

Results of Operations

Three months ended December 31, 2014 compared with Three months ended December 31, 2013

Gross Revenues

The Company made sales revenues of $45,505 in the three months ended December 31, 2014 compared to nil being generated in the three months ended December 31, 2013.

The Company’s sales revenue of $45,505 in the period ended December 31, 2014 comes from payment by merchant clients who subscribed to our MO-Promo platform. In our efforts to acquire these subscribers, the company incurred costs of $7,911. These costs were mainly for printing MO-Point cards and acquiring posters and advertisement placements in newspaper and other media.

Operating Expenses

Operating expenses for the three months ended December 31, 2014 and the three months ended December 31, 2013, were $989,785 and nil respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months ended December 31, 2014 and the three months ended December 31, 2013 were $987,261 and nil, respectively. Basic and diluted net loss per share amounted to ($0.00) for the three months ended December 31, 2014 and the three months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014 we had working capital of ($5,765,632) consisting of cash on hand of $1,064,561 as compared to working capital of ($4,935,692) and our cash of $1,770,196 as of September 30, 2014.

Net cash used in operating activities for the three months ended December 31, 2014 was $1,246,806 as compared to net cash provided by operating activities of nil for the three months ended December 31, 2013. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash used in investing activities for the three months ended December 31, 2014 was $20,109 as compared to net cash used in investing activities of nil for the three months ended December 31, 2013. The cash used in investing activities are mainly for the purchases of equipment. The cash provided by investing activities are mainly from the net cash inflow from the acquisition of subsidiaries.

Net cash provided by financing activities for the three months ended December 31, 2014 was $418,931 as compared to nil for the three months ended December 31, 2013. The cash provided by financing activities are mainly from loan borrowings.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

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

On February 13, 2015, Mr. Ng Kian Yong resigned as Chief Executive Officer, President, Treasurer, Secretary and director of the Company. Mr. Ng’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Also on the same day, Mr. James Mengdong Tan, the current director, was appointed as interim Chief Executive Officer, President, Treasurer, and Secretary of the Company. Currently, there is no employment agreement or any other compensatory arrangements with Mr. Tan.

This quarter report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarter report on Form 10-Q.

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

Moxian China, Inc.

Date: February 17, 2015	BY:	/s/ James Mengdong Tan
Name: James Mengdong Tan
Title: Interim Chief Executive Officer, President, Treasurer, Secretary, Director

