Form 10-Q
period 2015-03-31
MOXIAN CHINA, INC.
filed 2015-05-15
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Guangdong Province, China 518101

(Address of Principal Executive Offices)

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

As of May 15, 2015, the registrant had 198,300,000 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MOXIAN CHINA, INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

 (Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6 – 21

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	March 31, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$693,419	$1,770,196
Prepayments, deposits and other receivables	1,354,346	741,645
Inventory	45,097	-
Total current assets	2,092,862	2,511,841
Property and equipment, net (Note 3)	583,323	348,669
Goodwill (Note 9)	6,782,000	-
TOTAL ASSETS	$9,458,185	$2,860,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$414,000	$295,601
Payable for acquisition (Note 9)	7,782,000	1,000,000
Loans from shareholders (Note 4)	4,738,198	4,018,861
Loans from a third party (Note 5)	2,897,214	2,133,071
Total current liabilities	15,831,412	7,447,533
Total liabilities	$15,831,412	$7,447,533

STOCKHOLDERS’ EQUITY
Capital stock (Note 6)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding as of March 31, 2015 and September 30, 2014	-	-
Common stock*, $0.001 par value, authorized: 500,000,000 shares. 198,300,000 shares issued and outstanding as of March 31, 2015 and September 30, 2014	198,300	198,300
Additional paid-in capital	162,914	162,914
Deficit accumulated during the development stage	(6,979,114)	(5,001,166)
Accumulated other comprehensive income	244,673	52,929
Total stockholders’ deficit	(6,377,227)	(4,587,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,458,185	$2,860,510

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the	For the	For the	For the period from Inception October 12,
	Three Months	Three Months	Six Months	Six Months	2010
	Ended	Ended	Ended	Ended	to
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015

Revenues, net	$22,661	$-	$68,166	$-	$124,288

Cost and expenses
Cost of sales	11,648	-	11,648	-	35,073
Depreciation and amortization expenses	52,113	15,357	87,194	15,357	165,765
Selling, general and administrative expenses	939,062	351,628	1,936,758	351,628	4,315,634
Impairment of goodwill	-	-	-	-	2,600,315
Loss from operations	(980,162)	(366,985)	(1,967,434)	(366,985)	(6,992,499)

Interest expenses	(12,792)	-	(12,792)	-	(12,792)
Interest income	2,267	8	2,278	8	26,177
Loss before income tax	(990,687)	(366,977)	(1,977,948)	(366,977)	(6,979,114)

Income tax expenses	-	-	-	-	-
Net loss	(990,687)	(366,977)	(1,977,948)	(366,977)	(6,979,114)

Foreign currency translation adjustments	49,395	7,887	191,744	7,887	244,673
Comprehensive loss	$(941,292)	$(359,090)	$(1,786,204)	$(359,090)	$(6,734,441)

Earnings per share (note 6)

Basic and diluted loss per common share	$0.00	$0.00	$(0.01)	$0.00

Basic and diluted weighted average common shares outstanding*	198,300,000	198,300,000	198,300,000	198,300,000

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock*		paid-in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at inception, October 12, 2010
Common shares issued - founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)
Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Net loss	-	-	-	(1,977,948)	-	(1,977,948)
Foreign currency adjustment	-	-	-	-	191,744	191,744

Balance, March 31, 2015	198,300,000	$198,300	$162,914	$(6,979,114)	$244,673	$(6,373,227)

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
			from Inception
	Six Months	Six Months	October 12, 2010
	Ended	Ended	to
	March 31, 2015	March 31, 2014	March 31, 2015
OPERATING ACTIVITIES
Net loss	$(1,977,948)	$(366,977)	$(6,979,114)
Depreciation and amortization expense	87,194	15,357	165,765
Impairment of goodwill	-	-	2,600,315
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(612,701)	(6,642)	(1,055,920)
Increase in inventories	(45,097)	(1,007)	(43,967)
Increase in accruals and other payables	118,399	82,679	368,210
Net cash used in operating activities	(2,430,153)	(276,590)	(4,944,711)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(34,288)	(96,923)	(78,217)
Net cash inflow on acquisition of subsidiaries (Note 9)	-	897,453	897,453
Net cash (used in) provided by investing activities	(34,288)	800,530	819,236

FINANCING ACTIVITIES
Loan borrowings	719,337	445,552	4,105,269

Loan from a third party	764,143	-	641,573
Capital stock issued for cash	-	-	49,365
Net cash provided by financing activities	1,483,480	445,552	4,796,207

Effect of foreign currency translation	(95,816)	8,955	22,687
Net (decrease) increase in cash and cash equivalents	(980,961)	969,492	670,732
Cash and cash equivalents, beginning of year	1,770,196	28	-
Cash and cash equivalents, end of year	$693,419	$978,475	$693,419

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Major items for non-cash transaction:
Acquisition by issuing convertible note	$6,782,000	$-	$6,782,000

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Moxian China, Inc. (“Moxian,” together with its subsidiaries, “the Company”), was incorporated under the laws of the State of Nevada on October 12, 2010. The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform.

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Independent State of Samoa.

On February 21, 2014, the Company completed the acquisition of Moxian Group Limited (“Moxian BVI”) and its subsidiaries from Rebel Group, Inc., a Florida Corporation (“REBL”) pursuant to a License and Acquisition Agreement (the “License and Acquisition Agreement”).

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

Moxian Shenzhen was wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 under the laws of People’s Republic of China and was engaged in the business of internet technology, computer software, commercial information consulting, etc.

Moxian Malaysia was incorporated on March 1, 2013 under the laws of Malaysia and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia is conducting its business in IT services and media advertising industry.

Shenzhen Moyi Technologies Co., Ltd (“Moyi”) was incorporated on July 19, 2013 under the laws of People’s Republic of China and became a variable interest entity (“VIE”) of Moxian Shenzhen since July 15, 2014 through a series of contracts. Moxian Shenzhen controls Moyi through arrangement that absorbs operations risk, as if Moyi were a wholly-owned subsidiary of Moxian Shenzhen.

On January 30, 2015, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of REBL (“Moxian IP”) for $6,782,000 (the “Moxian IP Purchase Price”). Moxian IP owns all the intellectual property rights relating to the operation, use and marketing of the MO-Promo Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP became a wholly-owned subsidiary of the Company.

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

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has generated revenue of $124,288 and has incurred an accumulated deficit of $6,979,114.

The Company is currently devoting its efforts to developing social networking website and through which to generate servicing income.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company performed an annual impairment test as of the end of each fiscal year, and determined that there should be no impairment loss recorded for the six months ended March 31, 2015 and 2014 respectively.

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment, net

	As of
	March 31, 2015	September 30, 2014

Computers	$547,518	$213,600
Office equipment	34,288	68,623
Furniture and fixtures	3,055	32,011
Leasehold improvements	208,284	156,101
Total property and equipment	793,145	470,335
Less: Accumulated depreciation and amortization	(209,822)	(121,666)
Total property and equipment, net	$583,323	$348,669

The depreciation expenses for the six months ended March 31, 2015 and 2014 were $87,194 and $15,357, respectively.

4.	Loans from shareholders

As of March 31, 2015, loans made to Moxian HK, Moxian Shenzhen, Moyi, and Moxian Malaysia by our shareholders are unsecured, interest free and have remaining maturities between 3 and 12 months. Details of the loans are set forth below:

	As of
Repayable	March 31, 2015	September 30, 2014

Within 1 month	$-	$-
1 to 3 months	-	-
More than 3 months but less than 12 months	4,738,198	4,018,861
	$4,738,198	$4,018,861

Moxian HK

On September 28, 2014, Moxian HK entered into loan agreements with three entities: Moxian China Limited (“MCL”), Ace Keen Limited (“Ace Keen”) and Jet Key Limited (“Jet Key,” together with MCL, Ace Keen, the “Creditors”). Pursuant to the loan agreements, Moxian HK obtained loans in the aggregate amount of $908,048.

On November 30, 2014, Moxian HK received HKD $500,000 (approximately $64,437) as a loan from MCL (“Moxian HK Loan”). The term of the loan is twelve months and it bears no interest. On December 31, 2014, the Company, MCL and Moxian HK entered into a loan agreement, pursuant to which the Company agreed to issue a convertible promissory note (“Moxian HK Note”) to MCL for the repayment of the Moxian HK Loan. The Moxian HK Note has a term of one year and bears no interest. Upon consummation of a financing which results in at least $5,000,000 in proceeds to the Company (“Qualified Financing”), the Moxian HK Note will automatically convert into shares of the Company’s Common Stock at a conversion price equal to the price of the Company’s securities sold in the Qualified Financing. If no Qualified Financing is consummated prior to the maturity date of Notes and as long as there remains any outstanding principal or interest on the Moxian HK Note, the Company shall have the option to convert the Note within 30 days after the maturity date at a conversion price that is equal to the volume weighted average price of Common Stock during a 20-trading day period prior to the conversion of the Note.

On January 15, 2015, Moxian HK received additional HKD500,000 (approximately US$64,506) as a loan from MCL. The loan has a twelve month term and it bears no interest.

On February 10, 2015, Moxian HK received additional HKD1,200,000 (approximately US$1,548,157) as a loan from Ace Keen. The loan has a twelve month term and it bears no interest.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Loans from shareholders (Continued)

MCL owns 33.8% of total outstanding shares of the Company. Ace Keen is controlled by Mr. Zhang Guo Hui, who is the holder of 70% of the equity interests in Moyi, our variable interest entity in China. Jet Key is owned and controlled by Ms. Zhang Ying, who is Mr. Zhang Guo Hui’s sister.

Moxian Shenzhen

Also on September 28, 2014, Moxian Shenzhen entered into three loan agreements with the Creditors, and borrowed an aggregate of $2,961,460.

On October 31, 2014 and November 30, 2014, Moxian Shenzhen received RMB 630,000 (approximately $102,942) and RMB 90,000 (approximately $14,486), respectively, as loans from MCL (“Moxian Shenzhen Loans”). The term of such loans is twelve months and they bear no interest. On December 31, 2014, the Company, MCL and Moxian Shenzhen entered into a Loan Agreement, where the Company agreed to issue a convertible promissory note to MCL for the repayment of the Moxian Shenzhen Loans (“Moxian Shenzhen Note”). The Moxian Shenzhen Note has similar terms to the Moxian HK Note. It has a one year term and bears no interest. Upon consummation of a Qualified Financing, the note will automatically convert into shares of the Company’s Common Stock at a conversion price equal to the price of the Company’s securities sold in the Qualified Financing. If no Qualified Financing is consummated prior to the maturity date of note and as long as there remains any outstanding principal or interest of the note, the Company shall have the option to convert the note within 30 days after the maturity date at a conversion price that is equal to the volume weighted average price of Common Stock during a 20-day trading period prior to the conversion of the note.

On December 31, 2014, Jet Key transferred its rights under a loan agreement in the amount of RMB 2,876,257 (approximately $461,678) with Moxian Shenzhen to Shenzhen Bayi Consulting Co Ltd (“Bayi”), an independent third party.

On December 31, 2014, Ace Keen transferred its rights under the loan agreement with Moxian Shenzhen to Bayi for the amount of RMB 797,603 (approximately $128,026).

On December 31, 2014, MCL transferred its rights under the loan agreement and the Moxian Shenzhen Note with Moxian Shenzhen to Bayi for the amount of RMB 9,435,994.00 (approximately $1,514,605).

Moxian Malaysia

On September 28, 2014, Moxian Malaysia also signed three loan agreements with the Creditors, pursuant to which Moxian Malaysia borrowed an aggregate of $2,020,221.

On October 31, 2014 and November 30, 2014, Moxian Malaysia received a loan in the amount of RM 118,800 (approximately $34,032) and RM 23,100 (approximately $6,605), respectively, from MCL (the “Moxian Malaysia Loans”). The Moxian Malaysia Loans have a twelve month term and bear no interest. On December 31, 2014, the Company, MCL and Moxian Malaysia entered into a Loan Agreement, whereby the Company agreed to issue a convertible promissory note to MCL for the repayment of the Moxian Malaysia Loans. The note has a one year term and bears no interest. Upon consummation of a Qualified Financing, the note will automatically convert into shares of the Company’s Common Stock at a conversion price equal to the price of the Company’s securities sold in the Qualified Financing. If no Qualified Financing is consummated prior to the maturity date of note and as long as there remains any outstanding principal or interest of the note, the Company shall have the option to convert the note within 30 days after the maturity date at a conversion price that is equal to the volume weighted average price of Common Stock during a 20-day trading period prior to the conversion of the note.

On January 31, 2015, Moxian Malaysia received RM 1,445,165 (approximately $404,646) as a loan from MCL. The term of such loan is twelve months and it bears no interest.

On February 28, 2015, Moxian Malaysia entered into a loan agreement with MCL for the amount of RM 122,370 (approximately $29,369). The term of such loan is twelve months and it bears no interest.

Moyi

On March 28, 2014, Moyi signed a loan agreement with Ace Keen and borrowed an aggregate of RMB 150,000 (approximately $24,193). The term of the loan is for thirty-six months with no interest

On September 10, 2013 and October 9, 2013, Moyi signed a loan agreement with Jet Key and borrowed an aggregate of RMB 10,000 and RMB 1,000,000 respectively (approximately $162,118).

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Loans from third parties

Loans to Moxian Shenzhen are unsecured, interest free and have a 12 month term. Details of the loans are set forth below:

	As of
Repayable	March 31, 2015	September 30, 2014

Within 1 month	$-	$-
1 to 3 months	-	-
More than 3 months but less than 12 months	2,897,214	2,133,071
	$2,897,214	$2,133,071

On December 31, 2014, Jet Key transfer the rights under loan agreement in the amount of RMB 2,876,257 (approximately $461,678) with Moxian Shenzhen to Bayi. Bayi has extended the term of such loan to be twelve months from the date of transfer with no interest.

On December 31, 2014, Ace Keen transfer the rights under loan agreement with Moxian Shenzhen to Bayi for the amount of RMB 797,603 (approximately $128,026). Bayi has extended the term of such loan to be twelve months from the date of transfer with no interest.

On December 31, 2014, MCL transfer the rights under loan agreement and Note with Moxian Shenzhen to Bayi for the amount of RMB 9,435,994.00 (approximately $1,514,605). Bayi has extended the term of such loan to be twelve months from the date of transfer with no interest.

On February 10, 2015, March 13, 2015 and March 17, 2015, Moxian Shenzhen received additional loans from Bayi in the amounts of RMB 1,000,000, RMB 1,000,000 and RMB 2,000,0000 respectively (together approximately $642,054). The term of such loans is twelve months and they bear no interest.

6.	Shareholders’ equity

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

Effective December 13, 2013, the Company amended its Articles of Incorporation to implement a 60-for-1 forward stock split of its issued and outstanding Common Stock (“Forward Split”). As a result of the Forward Split, the common stock issued and outstanding increased to 198,300,000 shares.

Also effective on December 13, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,0000 shares, including 500,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $0.001 per share.

As of March 31, 2015, the number of total issued and outstanding shares of common stock of the Company is 198,300,000.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Earnings per share

	For the six months ended March 31,
	2015	2014

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(1,965,156)	$(366,977)

Weighted-average shares of common stock outstanding in computing net loss per common stock*
Basic	198,300,000	198,300,000
Dilutive shares – convertible promissory note	5,188,000	-
Diluted	203,488,000	198,300,000

Basic earnings per share	$(0.01)	(0.00)
Diluted earnings per share	$(0.01)	(0.00)

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

8.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period October 12, 2010 (date of inception) through March 31, 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 (date of inception) to March 31, 2015.

Moxian HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period from January 18, 2013 (date of inception) to March 31, 2015. The cumulative tax losses will represent a deferred tax asset.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Income taxes (Continued)

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to March 31, 2015.

Moxian Malaysia was incorporated in Malaysia. Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 (date of inception) to March 31, 2015.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to March 31, 2015.

The Company will provide a valuation allowance for all of its subsidiaries in full amount of the deferred tax asset since there is no assurance of future taxable income.

9.	Acquisition

On February 21, 2014, the Company entered into a License and Acquisition Agreement with REBL, whereby the Company (i) acquired all the equity interests of Moxian BVI, and (ii) obtained the license to use the intellectual property rights (as define below) of REBL. Pursuant to the License and Acquisition Agreement, REBL agreed to sell, convey, and transfer 100% of the equity interests of Moxian BVI to Moxian CN Samoa, a newly incorporated wholly-owned subsidiary of the Company, in consideration of an aggregate of $1,000,000. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s IP Rights in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License”). In exchange for such License, the Company agreed to pay to REBL: (i) $1,000,000 as a license maintenance royalty each year commencing from the second year from the date of the agreement; and (ii) 3% of the gross profit of distribution and sale of REBL products and services as an earned royalty. Pursuant to the License and Acquisition Agreement, the Company has the right to acquire the new IP Rights that are developed by REBL and sub-license such rights to a third party. The Company also has the obligation to develop the social media market in the Licensed Territory of REBL products and services.

A summary of changes in the Company’s goodwill is as follows:

2015
Balance –beginning of period:
Goodwill	$2,600,315
Accumulated impairment charges	(2,600,315)
-
Activity during the period:
Additions	6,782,000
Impairment charges	-
6,782,000
Balance –end of year:
Goodwill	9,782,315
Accumulated impairment charges	(2,600,315)
$6,782,000

No impairment loss was recorded for the six months ended March 31, 2015 and 2014 respectively.

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
$897,453

On January 30, 2015, Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL to acquire from REBL 100% of the equity interests of Moxian IP for $6,782,000 (the “Moxian IP Purchase Price”). Moxian IP owns all the intellectual property rights IP Rights relating to the operation, use and marketing of the MO-Promo Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP became a wholly-owned subsidiary of the Company.

Assets acquired and liabilities assumed at the date of acquisition:

Goodwill arising on acquisition:
Consideration transferred	$6,782,000
Less: fair value of identifiable net assets acquired	-
$6,782,000

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Convertible Promissory Note

Under the Equity Transfer Agreement described in Note No.1, the Company and REBL agreed to terminate the License and Acquisition Agreement, dated February 19, 2014, whereby the Company was granted the exclusive right by REBL to use the intellectual property rights owned by Moxian IP, REBL’s subsidiary. In addition, we acquired all of the equity interests of Moxian BVI in consideration of $1,000,000 (the “Moxian BVI Purchase Price”). Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Purchase Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

Under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement and all of the Company’s liabilities owed to REBL thereunder, other than the Moxian BVI Purchase Price, were released and discharged.

The Company agreed to issue to REBL a convertible promissory note for $7,782,000 (the “Note”), representing the sum of the Moxian IP Purchase Price and the Moxian BVI Purchase Price. The Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. The Company has the option to convert any and all amounts due under the Note into the Company’s common stock at the conversion price of $1.00 per share (“Conversion Price”), if the volume weighted average price (“VWAP”) of the Company’s common stock for a period of thirty (30) trading days immediately prior to the date of conversion is higher than the Conversion Price. The Company also has a right of first refusal to purchase the shares issuable upon conversion of the Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by the Company.

The interest expenses for the six months period ended March 31, 2015 and 2014 were $12,792 and nil, respectively.

11.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the six months ended March 31, 2015 and 2014 were $70,815 and $15,512 respectively.

As of March 31, 2015, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended March 31, 2015,
2016	$242,590
2017	106,453
2018	54,653
Thereafter	-
Total minimum lease payments	$403,696

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended March 31, 2015.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Subsequent events

On April 24, 2015, the Company entered into a Subscription Agreement (the “Subscription Agreement”) for a private placement of shares of our common stock, par value $0.001 per share (the “Common Stock”), and warrants (the “Warrants”) with an investor (the “Investor”), whereby we agreed to sell an aggregate of 8,169,000 shares of Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000, such proceeds, the “Proceeds”) and issue to the Investor for no additional consideration the Warrants to purchase in the aggregate of 32,000,000 shares (the “Warrant Shares”) of the Company’s Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015.

Pursuant to the Subscription Agreement, if the Company fails to contract with 25,000 new paying merchants by September 30, 2016, it shall be required to issue an additional number of shares of Common Stock to the Investor, equal to 50% of the accumulated number of Warrant Shares exercised by the Investor by September 30, 2016, at no additional consideration. The premise of this right is that the Investor shall exercise no less than 16,000,000 Warrant Shares. Further, the Company shall issue 4,000,000 shares of Common Stock to the Investor at no additional cost if either of the following conditions is satisfied: (i) the Company fails to publish its full working version of Moxian mobile application version 2.0 by September 30, 2015, or (ii) the Company fails to uplist to a national stock exchange in the U.S. by June 30, 2017. The Investor shall also have the right to nominate (i) one member of the Company’s accounting department; and (ii) one member of the board of directors so long as the Investor exercises no less than 16,000,000 Warrant Shares.

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

The "Company", "we," "us," and "our," refer to the combined business of (i) Moxian China, Inc., a Nevada corporation, (ii) Moxian CN Group Limited, a Samoa company, (iii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”), (iv) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (v) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), a company incorporated under the laws of People’s Republic of China (vi) Moxian Malaysia SDN BHD, a company incorporated under the laws of Malaysia (“Moxian Malaysia”), and (vii) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

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

As of March 31, 2015 and September 30, 2014, our accumulated deficits were $6,979,114 and $5,001,166, respectively. Our stockholders’ deficiency was $6,377,227 and $4,587,023, respectively. We have so far generated $68,166 in revenue for the six months ended March 31, 2015. Our net loss for the six months ended March 31, 2015 was $1,977,948. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Recent Development

On April 24, 2015, the Company entered into an Subscription Agreement for a private placement of shares of our Common Stock, and Warrants with an Investor, whereby we agreed to sell an aggregate of 8,169,000 shares of Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) and issue to the Investor for no additional consideration the Warrants to purchase in the aggregate of 32,000,000 Warrant Shares of the Company’s Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015.

Pursuant to the Subscription Agreement, if the Company fails to contract with 25,000 new paying merchants by September 30, 2016, it shall be required to issue an additional number of shares of Common Stock to the Investor, equal to 50% of the accumulated number of Warrant Shares exercised by the Investor by September 30, 2016, at no additional consideration. The premise of this right is that the Investor shall exercise no less than 16,000,000 Warrant Shares. Further, the Company shall issue 4,000,000 shares of Common Stock to the Investor at no additional cost if either of the following conditions is satisfied: (i) the Company fails to publish its full working version of Moxian mobile application version 2.0 by September 30, 2015, or (ii) the Company fails to uplist to a national stock exchange in the U.S. by June 30, 2017. The Investor shall also have the right to nominate (i) one member of the Company’s accounting department; and (ii) one member of the board of directors so long as the investor exercises no less than 16,000,000 Warrant Shares.

Results of Operations

For the three months ended March 31, 2015 compared with the three months ended March 31, 2014

Gross Revenues

The Company received sales revenues of $22,661 in the three months ended March 31, 2015 compared to $0 in the three months ended March 31, 2014. The Company launched its marketing platform by offering it to merchants for free and during the last three months of 2014 started collecting monthly fees from merchants. Of the approximately 30,000 merchants on the platform as of March 31, 2015, approximately 721 were paying as of that date.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and three months ended March 31, 2014 were $939,062 and $351,628, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months ended March 31, 2015 and three months ended March 31, 2014, were ($990,687) and ($366,977), respectively. Basic and diluted net income (loss) per share amounted to ($0.00) and ($0.00) respectively for the three months ended March 31, 2015 and three months ended March 31, 2014.

The increase in net loss for the three months ended March 31, 2015 was due to an increase in general and administrative expenses.

For the six months ended March 31, 2015 compared with the six months ended March 31, 2014

Gross Revenues

The Company received sales revenues of $68,166 in the six months ended March 31, 2015 compared to nil being generated in the six months ended March 31, 2014. The Company launched its marketing platform by offering it to merchants for free and during the last three months of 2014 started collecting monthly fees from merchants. Of the approximately 30,000 merchants on the platform as of March 31, 2015, approximately 721 were paying as of that date.

Operating Expenses

Operating expenses for the six months ended March 31, 2015 and six months ended March 31, 2014 were $1,936,758 and $351,628, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the six months ended March 31, 2015 and six months ended March 31, 2014, were ($1,977,948) and ($366,977), respectively. Basic and diluted net income (loss) per share amounted ($0.01) and ($0.00) respectively for the six months ended March 31, 2015 and six months ended March 31, 2014.

The increase in net loss for the six months ended March 31, 2015 and six months ended March 31, 2014 was due to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital deficit of ($13,738,550) consisting of cash on hand of $693,419 as compared to working capital deficit of ($4,935,692) and cash on hand of $1,770,196 as of September 30, 2014.

Net cash provided by (used in) operating activities for the six months ended March 31, 2015 was ($2,430,153) as compared to net cash used in operating activities of ($276,590) for the six months ended March 31, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the six months ended March 31, 2015 was ($34,288) as compared to $800,530 for the six months ended March 31, 2014.

Net cash provided by financing activities for the six months ended March 31, 2015 was $1,483,480 as compared to $445,552 for the six months ended March 31, 2014.

On April 24, 2015, the Company entered into the Subscription Agreement for a private placement of shares of our Common Stock, and Warrants with an Investor, whereby we agreed to sell an aggregate of 8,169,000 shares of Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) and issue to the Investor for no additional consideration the Warrants to purchase in the aggregate of 32,000,000 Warrant Shares of the Company’s Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On April 24, 2015, the Company entered into the Subscription Agreement for a private placement of shares of our Common Stock, and Warrants with an Investor, whereby we agreed to sell an aggregate of 8,169,000 shares of Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) and issue to the Investor for no additional consideration the Warrants to purchase in the aggregate of 32,000,000 Warrant Shares of the Company’s Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015.

Pursuant to the Subscription Agreement, if the Company fails to contract with 25,000 new paying merchants by September 30, 2016, it shall be required to issue an additional number of shares of Common Stock to the Investor, equal to 50% of the accumulated number of Warrant Shares exercised by the Investor by September 30, 2016, at no additional consideration. The premise of this right is that the Investor shall exercise no less than 16,000,000 Warrant Shares. Further, the Company shall issue 4,000,000 shares of Common Stock to the Investor at no additional cost if either of the following conditions is satisfied: (i) the Company fails to publish its full working version of Moxian mobile application version 2.0 by September 30, 2015, or (ii) the Company fails to uplist to a national stock exchange in the U.S. by June 30, 2017. The Investor shall also have the right to nominate (i) one member of the Company’s accounting department; and (ii) one member of the board of directors so long as the Investor exercises no less than 16,000,000 Warrant Shares.

ITEM 6.  EXHIBITS.

10.1	Form of Subscription Agreement

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian China, Inc.

Date: May 15, 2015	BY:	/s/ James Mengdong Tan
Name: James Mengdong Tan
Title: Interim Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

