Form 10-Q
period 2015-06-30
Moxian, Inc.
filed 2015-08-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-173172

MOXIAN, INC.

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

As of August 14, 2015, the registrant had 210,775,944 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC. (formerly known as Moxian China, Inc.)

(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6 – 23

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,722,177	$1,770,196
Prepayments, deposits and other receivables	1,073,159	741,645
Inventory	44,034	-
Total current assets	3,839,370	2,511,841
Property and equipment, net (Note 3)	1,840,665	348,669
Goodwill (Note 9)	6,782,000	-
TOTAL ASSETS	$12,462,035	$2,860,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$655,397	$295,601
Subscription deposit	2,475,950	-
Payable for acquisition (Note 9)	7,782,000	1,000,000
Loans from shareholders (Note 4)	5,369,662	4,018,861
Loans from a third party (Note 5)	4,213,841	2,133,071
Total current liabilities	20,496,850	7,447,533
Total liabilities	$20,496,850	$7,447,533

STOCKHOLDERS’ EQUITY
Capital stock (Note 6)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding as of June 30, 2015 and September 30, 2014	-	-
Common stock, $0.001 par value, authorized: 500,000,000 shares. 198,300,000 shares issued and outstanding as of June 30, 2015 and September 30, 2014 respectively	198,300	198,300
Additional paid-in capital	162,914	162,914
Deficit accumulated during the development stage	(8,725,705)	(5,001,166)
Accumulated other comprehensive income	329,676	52,929
Total stockholders’ deficit	(8,034,815)	(4,587,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,462,035	$2,860,510

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

					For the period
	For the	For the	For the	For the	from Inception
	Three Months	Three Months	Nine Months	Nine Months	October 12,
	Ended	Ended	Ended	Ended	2010 to
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015

Revenues, net	$18,187	$15,802	$86,353	$15,802	$142,475

Cost and expenses
Cost of sales	15,203	-	26,852	-	50,277
Depreciation and amortization expenses	68,498	26,417	155,693	41,774	234,264
Selling, general and administrative expenses	1,661,660	793,125	3,598,417	1,144,753	5,977,293
Impairment of goodwill	-	-	-	-	2,600,315
Loss from operations	(1,727,174)	(803,740)	(3,694,609)	(1,170,725)	(8,719,674)

Interest expenses	(19,416)	-	(32,194)	-	(8,295)
Interest income	-	51	2,264	59	2,264
Loss before income tax	(19,416)	51	(29,930)	59	(6,031)

Income tax expenses	-	-	-	-	-
Net loss	(1,746,590)	(803,689)	(3,724,539)	(1,170,666)	(8,725,705)

Foreign currency translation adjustments	85,003	7,128	276,747	7,128	329,676
Comprehensive loss	$(1,661,587)	$(796,561)	$(3,447,792)	$(1,163,538)	$(8,396,029)

Earnings per share (note 6)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	198,300,000	198,300,000	198,300,000	198,300,000

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock		paid-in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at inception, October 12, 2010

Common shares issued - founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Issue of common stock	-	-	-	-	-	-
Net loss	-	-	-	(3,724,539)	-	(3,724,539)
Foreign currency adjustment	-	-	-	-	276,747	276,747

Balance, June 30, 2015	198,300,000	$198,300	$162,914	$(8,725,705)	$329,676	$(8,034,815)

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
			from Inception
	Nine Months	Nine Months	October 12, 2010
	Ended	Ended	to
	June 30, 2015	June 30, 2014	June 30, 2015
OPERATING ACTIVITIES
Net loss	$(3,724,539)	$(1,170,666)	$(8,725,705)
Depreciation and amortization expense	155,693	41,774	234,264
Impairment of goodwill	-	-	2,600,315
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(331,514)	32,650	(774,733)
Increase in inventories	(44,034)	(4,017)	(42,905)
Increase in accruals and other payables	359,795	115,679	609,607
Net cash used in operating activities	(3,584,599)	(984,580)	(6,099,157)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,331,774)	(147,339)	(1,375,703)
Net cash inflow on acquisition of subsidiaries (Note 9)	-	897,453	897,453
Net cash (used in) provided by investing activities	(1,331,774)	750,114	(478,250)

FINANCING ACTIVITIES
Issuance of common shares	-	-	-
Addition of paid-in-capital	-	-	-
Subscription deposit	2,475,950	-	2,475,950
(Repayment)/ Loan borrowings	1,350,801	2,025,072	4,736,733
Loan to a third party	2,080,770	-	2,080,770
Capital stock issued for cash	-	-	49,365
Net cash provided by financing activities	5,907,521	2,025,072	9,342,819

Effect of foreign currency translation	(39,167)	7,128	(43,235)
Net increase in cash and cash equivalents	991,148	1,790,606	2,765,412
Cash and cash equivalents, beginning of year	1,770,196	28	-
Cash and cash equivalents, end of year	$2,722,177	$1,797,762	$2,722,177

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Major items for non-cash transaction:
Issuance of shares	$-	$-	$-
Acquisition by issuing convertible note	$6,782,000	$-	$6,782,000

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Moxian, Inc. (formerly known as Moxian China, Inc., hereinafter referred as Moxian,” together with its subsidiaries, the “Company”), was incorporated under the laws of the State of Nevada on October 12, 2010. The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform.

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

Moxian BVI was incorporated on July 3, 2012 under the laws of British Virgin Islands. REBL owned 100% equity interests of Moxian BVI prior to the closing of the License and Acquisition Agreement, among the Company, Moxian BVI and REBL.

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has generated revenue of $142,475 and has incurred an accumulated deficit of $8,808,724.

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

MOXIAN, INC.

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

MOXIAN, INC.

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

MOXIAN, INC.

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

The Company performed an annual impairment test as of the end of each fiscal year, and determined that an impairment loss in the amount of nil and nil were recorded for the nine months ended June 30, 2015 and 2014 respectively.

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

MOXIAN, INC.

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

MOXIAN, INC.

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

MOXIAN, INC.

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment, net

	As of
	June 30, 2015	September 30, 2014

Computers	$1,876,056	$213,600
Office equipment	33,338	68,623
Furniture and fixtures	3,000	32,011
Leasehold improvements	143,147	156,101
Total property and equipment	2,055,541	470,335
Less: Accumulated depreciation and amortization	(214,876)	(121,666)
Total property and equipment, net	$1,840,665	$348,669

The depreciation expenses for the nine months ended June 30, 2015 and 2014 were $155,693 and $41,774, respectively.

4.	Loans from shareholders

The loans are made to Moxian HK, Moxian Shenzhen, and Moxian Malaysia are unsecured, interest free and will be due and payable in 12 months. Details of the loans are analyzed as follows:

	As of
Repayable	June 30, 2015	September 30, 2014

Within 1 month	$-	$-
1 to 3 months	-	-
More than 3 months but less than 12 months	5,369,662	4,018,861
	$5,369,662	$4,018,861

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Loans from shareholders (Continued)

Moxian Hong Kong Loan

On May 30, 2015, the Company, Moxian HK, and Ace Keen entered into an Amended and Restated Loan Agreement (“Moxian HK-Ace Keen Loan Agreement”) to document the total loan of $761,379 that Ace Keen has advanced to Moxian HK in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $761,379 (“Moxian HK-Ace Keen Note”) to Ace Keen. Under the Moxian HK-Ace Keen Note, all or any portion of the Moxian HK-Ace Keen Note is convertible into Company’s Common Stock at a price equal to the purchase price of the securities sold in a qualified financing for gross proceeds of more than $5,000,000 (a “Qualified Financing”). If no Qualified Financing is consummated before the maturity date, Ace Keen shall have the right to convert any and all of the Moxian HK-Ace Keen Note into shares of Common Stock at the 20 day trading Volume Weighted Average Price (“VWAP”) as reported by Bloomberg, L.P.

On May 30, 2015, the Company, Moxian HK, and Jet Key entered into an Amended and Restated Loan Agreement (“Moxian HK- Jet Key Loan Agreement”) to document the total loan of $223,416 that Jet Key has advanced to Moxian HK in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $223,416 (“Moxian HK-Jet Key Note”) to Jet Key. Under the Moxian HK-Jet Key Note, all or any portion of the Moxian HK-Jet Key Note is convertible into shares of Common Stock of the Company at the conversion price equal to the purchase price of the securities sold in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, Jet Key shall have the right to convert any and all of the Moxian HK-Jet Key Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

On May 30, 2015, the Company, Moxian HK, and Moxian China Limited (“MCL”) entered into an Amended and Restated Loan Agreement (“Moxian HK-MCL Loan Agreement”) to document the total loan of $709,941 that MCL has advanced to Moxian HK in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $709,941 (“Moxian HK-MCL Note”) to MCL. Under the Moxian HK-MCL Note, all or any portion of the Moxian HK-MCL Note is convertible into shares of Common Stock of the Company at the conversion price equal to the purchase price of the securities sold in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, MCL shall have the right to convert any and all of the Moxian HK-MCL Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

Moxian Malaysia Loan

On May 30, 2015, the Company, Moxian Malaysia, and Ace Keen entered into an Amended and Restated Loan Agreement (“Moxian Malaysia-Ace Keen Loan Agreement”) to document the total loan of $228,937 that Ace Keen has advanced to Moxian Malaysia in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $228,937 (“Moxian Malaysia-Ace Keen Note”) to Ace Keen. Under the Moxian Malaysia-Ace Keen Note, all or any portion of the Moxian Malaysia-Ace Keen Note is convertible into Common Stock of the Company at the conversion price equal to the purchase price of the securities sold in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, Ace Keen shall have the right to convert any and all of the Moxian Malaysia-Ace Keen Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Loans from shareholders (Continued)

Moxian Malaysia Loan (Continued)

On May 30, 2015, the Company, Moxian Malaysia, and Morolling entered into an Amended and Restated Loan Agreement (“Moxian Malaysia-Morolling Loan Agreement”) to document the total loan of $765,768 that Morolling has advanced to Moxian Malaysia in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $765,768 (“Moxian Malaysia-Morolling Note”) to Morolling with no interest and a term of repayment of 12 months. Under the Moxian Malaysia-Morolling Note, all or any portion of the Moxian Malaysia-Morolling Note is convertible into shares of Common Stock of the Company at the conversion price equal to the purchase price of the securities sold in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, Morolling shall have the right to convert any and all of the Moxian Malaysia-Morolling Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

On May 30, 2015, the Company, Moxian Malaysia, and MCL entered into an Amended and Restated Loan Agreement (“Moxian Malaysia-MCL Loan Agreement”) to document the total loan of $2,680,221 that MCL has advanced to Moxian Malaysia in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $2,680,221 (“Moxian Malaysia-MCL Note”). Under the Moxian Malaysia-MCL Note, all or any portion of the Moxian Malaysia-MCL Note is convertible into shares of Common Stock of the Company at the conversion price equal to the purchase price of the securities sold in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, MCL shall have the right to convert any and all of the Moxian Malaysia-MCL Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Loans from a third party

The loans are made to Moxian Shenzhen are unsecured, interest free and will be due and payable in 12 months. Details of the loans are analyzed as follows:

	As of
Repayable	June 30, 2015	September 30, 2014

Within 1 month	$-	$-
1 to 3 months	-	-
More than 3 months but less than 12 months	4,213,841	2,133,071
	$4,213,841	$2,133,071

On June 30, 2015, the Company, Moxian Shenzhen, and Shenzhen Bayi Consulting Co., Ltd (“Bayi”) entered into an Amended and Restated Loan Agreement to document the loan of $3,215,282 that Bayi has advanced to Moxian Shenzhen by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $3,215,282 (“Moxian Shenzhen-Bayi Note”). Under the Moxian Shenzhen-Bayi Note, all or any portion of the Moxian Shenzhen-Bayi Note is convertible into shares of Common Stock of the Company at the conversion price equal to the purchase price of the securities in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, Bayi shall have the right to convert any and all of the Moxian Shenzhen-Bayi Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

Also on June 30, 2015, Moxian Shenzhen and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen of $998,559.46 without any interests and with a term of repayment of 12 months.

6.	Shareholders’ equity

As of the date of this quarterly report, there were 210,775,944 shares of Common Stock issued and outstanding, and 0 share of preferred stock issued and outstanding.

As previously disclosed in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed with the Securities and Exchange Commission on May 15, 2015, the Company entered into a subscription agreement (“Zhongtou Subscription Agreement”) with Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (“Zhongtou”) on April 24, 2015, whereby we agreed to sell an aggregate of 8,169,000 shares of the Company’s common stock par value $.001 per share (“Common Stock”) at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) and to issue to Zhongtou for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate of 32,000,000 shares (“Warrant Shares”) of Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015. On June 4, 2015, the Company and Zhongtou entered into a Termination Agreement to terminate the Zhongtou Subscription Agreement as Zhongtou’s principals have determined to make the investment described in the Zhongtou Subscription Agreement through a different entity, Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) (“Xinhua”).

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Shareholders’ equity (Continued)

Also on June 4, 2015, the Company and Xinhua entered into a new Subscription Agreement (“Xinhua Subscription Agreement”) on substantially the same terms as the Zhongtou Subscription Agreement (the “Transaction”). Pursuant to the Xinhua Subscription Agreement, if the Company fails to contract with 25,000 new paying merchants by September 30, 2016, the Company shall issue an additional number of shares of Common Stock to Xinhua, equal to 50% of the accumulated number of Warrant Shares exercised and acquired by Xinhua as of September 30, 2016, for no additional consideration (“Make Good Provision”). The Make Good Provision will be available only if Xinhua has exercised the Warrant and acquired more than 16,000,000 Warrant Shares (the “Condition”). Further, the Company shall issue 4,000,000 shares of Common Stock to Xinhua for no additional consideration if the Company fails to publish its full working version of the Moxian mobile application version 2.0 by September 30, 2015, or if the Company fails to uplist to a national securities exchange in the U.S. by June 30, 2017. Xinhua shall also have the right to nominate (i) one member of the Company’s accounting department; and (ii) one member of the board of directors provided that the Condition has been met. The closing date of the Transaction has been extended to September 30, 2015.

There are no other warrants or options outstanding except above-mentioned to acquire any additional shares of common stock of the Company.

7.	Earnings per share

	For the nine months ended June 30,
	2015	2014

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(3,724,539)	$(1,170,666)

Weighted average number of common shares outstanding - Basic	198,300,000	198,300,000

Dilutive shares
– convertible promissory note	4,914,072	-
– anti-dilutive effect of convertible promissory notes	(4,914,072)	-

Diluted	198,300,000	198,300,000

Basic earnings per share	$(0.02)	$(0.01)
Diluted earnings per share	$(0.02)	$(0.01)

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period October 12, 2010 (date of inception) through June 30, 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 (date of inception) to June 30, 2015.

Moxian HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period from January 18, 2013 (date of inception) to June 30, 2015. The cumulative tax losses will represent a deferred tax asset.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to June 30, 2015.

Moxian Malaysia was incorporated in Malaysia. Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 (date of inception) to June 30, 2015.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to June 30, 2015.

Moxian IP was incorporated in Samoa. Moxian IP did not generate taxable income in Samoa for the period from January 30, 2015 (date of acquisition) to June 30, 2015.

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Acquisition (Continued)

A summary of changes in the Company’s goodwill is as follows:

2015
Balance – beginning of period:
Goodwill	$2,600,315
Accumulated impairment charges	(2,600,315)
-
Activity during the period:
Additions	6,782,000
Impairment charges	-
6,782,000
Balance – end of year:
Goodwill	9,382,315
Accumulated impairment charges	(2,600,315)
$6,782,000

No impairment loss was recorded for the nine months ended June 30, 2015 and 2014 respectively.

Assets acquired and liabilities assumed at the date of acquisition:

Current assets
Cash and bank balances	$897,453
Prepayments, deposits and other receivables	264,729
Inventory	1,129

Non-current assets
Property and equipment, net	176,116

Current liabilities
Other payables and accruals	(51,172)
Loans	(2,888,570)

$(1,600,315)

Goodwill arising on acquisition:
Consideration transferred	$1,000,000
Fair value of identifiable net assets acquired	1,600,315

$2,600,315

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Acquisition (Continued)

Net cash inflow on acquisition of subsidiaries:

Consideration paid in cash	$-
Less: cash and cash equivalent balances acquired	897,453
$897,453

On January 30, 2015, Company entered into an Equity Transfer Agreement with REBL to acquire from REBL 100% of the equity interests of Moxian IP for $6,782,000. Moxian IP owns all the intellectual property rights IP Rights relating to the operation, use and marketing of the MO-Promo Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP became a wholly-owned subsidiary of the Company.

Goodwill arising on acquisition:

Consideration transferred	$6,782,000
Less: fair value of identifiable net assets acquired	-
$6,782,000

10.	Convertible Promissory Note

Under the Equity Transfer Agreement described in Note 1, the Company issued to REBL a convertible promissory note for $7,782,000 (the “Rebel Note”). The Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. The Company has the option to convert any and all amounts due under the Note into the Company’s common stock at the conversion price of $1.00 per share, if the VWAP of the Company’s common stock for a period of thirty (30) trading days immediately prior to the date of conversion is higher than $1.00. The Company also has a right of first refusal to purchase the shares issuable upon conversion of the Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by the Company.

The interest expenses for the nine months period ended June 30, 2015 and 2014 were $32,194 and nil, respectively.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the nine months ended June 30, 2015 and 2014 were $164,209 and $51,308 respectively.

As of June 30, 2015, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended June 30, 2015,
2016	$74,139
2017	169,195
2018	-
Thereafter	-
Total minimum lease payments	$243,334

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended June 30, 2015.

12.	Subsequent events

As mentioned in Note 6 above, on June 4, 2015, the Company entered into the Xinhua Subscription Agreement with Xinhua, whereby the Company agreed to issue 8,190,000 shares of Common Stock of the Company for gross proceeds of $8,190,000 and warrant to purchase 32,000,000 shares of the Company’s Common Stock at $2.00 per share (the “Transaction”). Xinhua has advanced the first tranche of fund to the Company. On August 13, 2015, Xinhua and the Company entered into an Amendment Agreement to extend the closing date of the Transaction to September 30, 2015 and the expiration date of the Warrant to September 30, 2015.

The consummation of the Transaction triggered the conversion of the notes mentioned in Note 4 above. On August 13, 2015, Moxian HK-Ace Keen Note was converted into 761,379 shares of Company’s Common Stock at the conversion price of $1.00 per share.

On August 14, 2015, Moxian HK-Jet Key Note was converted into 223,416 shares of the Company’s Common Stock at the conversion price of $1.00.

On August 14, 2015, Moxian HK-MCL Note was converted into 709,941 shares of the Company’s Common Stock at the conversion price of $1.00.

On August 14, 2015, Moxian Malaysia-Ace Keen Note was converted into 228,937 shares of the Company’s Common Stock at the conversion price of $1.00.

On August 14, 2015, Moxian Malaysia-Morolling Note was converted into 765,768 shares of the Company’s Common Stock at the conversion price of $1.00.

On August 14, 2015, Moxian Malaysia-MCL Note was converted into 2,680,221 shares of the Company’s Common Stock at the conversion price of $1.00.

On August 14, 2015, Moxian Shenzhen-Bayi Note was converted into 3,215,282 shares of the Company’s Common Stock at the conversion price of $1.00.

On August 14, 2015, due to the VWAP of 30 trading day prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the Rebel Note, the Company provided a notice of conversion to REBL and elected to convert the amount of $3,891,000 under the Rebel Note into 3,891,000 shares of the Company’s Common Stock at the conversion price of $1.00.

Except above mentioned, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the nine months ended June 30, 2015.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Subsequent events (Continued)

Except as set forth above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the nine months ended June 30, 2015.

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

The "Company", "we," "us," and "our," refer to (i) Moxian, Inc., a Nevada corporation, (ii) Moxian CN Group Limited, a Samoa company, (iii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”), (iv) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (v) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), (vi) Moxian Malaysia SDN BHD (“Moxian Malaysia”), and (vii) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

Overview

Moxian, Inc. engages in the business of providing a social marketing and promotion platform to merchants who desire to promote their businesses through online social media. Our products and services aim to enhance the interaction between users and merchant clients by allowing merchant clients to study consumer behavior through data compiled from our database of users’ activities. We design our products and services to allow our merchant clients to run advertising campaigns and promotions to target their customers. Our platform is also designed and built to entice users to return and to encourage new consumer users to subscribe.

We launched our marketing platform in Malaysia and China in June 2013 and July 2014, respectively through our website and mobile app which is available for Android and Apple phones. In addition to our main mobile app, we now have one App for merchants to track customers and purchases.

We have generated limited revenues and we have incurred substantially more losses than our revenues to date.

As of June 30, 2015 and September 30, 2014, our accumulated deficits were ($8,725,705) and ($5,001,166), respectively. Our stockholders’ deficiency were ($8,034,815) and ($4,587,023), respectively. We generated $86,353 in revenue for the nine months ended June 30, 2015. Our net loss for the nine months ended June 30, 2015 was ($1,746,590). Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Recent Developments

On August 5, 2015, the sole shareholder of Stellar Elite Limited (“Stellar”), a Samoa company which owns 40% of the total issued and outstanding shares of the Company’s Common Stock, transferred all of its equity to Amazing Wave Limited (“Amazing”), a Samoa company (the “Share Transfer”). The sole shareholder and officer of Amazing is James Mengdong Tan, the Company’s Chief Executive Officer and member of its Board of Directors. Mr. Tan is also the sole shareholder and director of Good Eastern Investment Holdings Limited (“Good Eastern”), a Company shareholder which owns 20.2% of the total issued and outstanding shares of the Company’s Common Stock. As a result of this Share Transfer, Mr. Tan became the majority beneficial owner of the Company and owns, individually, or through the entities mentioned above, 60.2% of the Company’s Common Stock.

On August 12, 2015, Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) (“Xinhua”) and the Company entered into an Amendment Agreement (the “Amendment Agreement”) to amend certain terms under the subscription agreement (“Xinhua Subscription Agreement”) between the Company and Xinhua dated June 4, 2015 to September 30, 2015. Pursuant to the Xinhua Subscription Agreement, the Company will issue 8,190,000 shares of the Company’s Common Stock to Xinhua for $8,190,000 and grant the warrant (the “Warrant”) to purchase up to 32,000,000 shares of the Company’s Common Stock on or before July 31, 2015 (the “Expiration Date”) (such transaction, the “Transaction”). Pursuant to the Amendment Agreement, the closing date of the Transaction was extended to September 30, 2015 and the Expiration Date of the Warrant was extended to September 30, 2015.

On August 14, 2015, the Company issued 8,584,944 shares of Common Stock to Ace Keen Limited, Jet Key Limited, Morolling International HK Limited, and Shenzhen Bayi Consulting Co., Ltd (the “Noteholders”) as a result of the conversion of $8,584,944 of convertible promissory notes at $1.00 per share.

On August 14, 2015, due to the VWAP of 30 trading day prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the convertible promissory note (the “Rebel Note”) in the principal amount of $7,782,000 issued to Rebel Group, Inc. (“REBL”) dated January 30, 2015, the Company provided a notice of conversion to REBL and elected to convert the amount of $3,891,000 under the Rebel Note into 3,891,000 shares of the Company’s Common Stock at the conversion price of $1.00.

Results of Operations

For the three months ended June 30, 2015 compared with the three months ended June 30, 2014

Gross Revenues

The Company received sales revenues of $18,187 in the three months ended June 30, 2015 com-pared to $15,802 being generated in the three months ended June 30, 2014.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and three months ended June 30, 2014 were $1,727,174 and $803,740, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net loss for the three months ended June 30, 2015 and three months ended June 30, 2014, were ($1,746,590) and ($803,689), respectively. Basic and diluted net income (loss) per share amounted to ($0.01) and ($0.00) respectively for the three months ended June 30, 2015 and three months ended June 30, 2014.

The increase in net loss for the three months ended June 30, 2015 and three months ended June 30, 2014 was due to an increase in general and administrative expenses.

For the nine months ended June 30, 2015 compared with the nine months ended June 30, 2014

Gross Revenues

The Company received sales revenues of $86,353 in the nine months ended June 30, 2015 com-pared to $15,802 being generated in the nine months ended June 30, 2014.

Operating Expenses

Operating expenses for the nine months ended June 30, 2015 and nine months ended June 30, 2014 were $3,694,609 and $1,170,725, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net loss for the nine months ended June 30, 2015 and nine months ended June 30, 2014, were ($3,724,539) and ($1,170,666), respectively. Basic and diluted net income (loss) per share amounted ($0.02) and ($0.01) respectively for the nine months ended June 30, 2015 and nine months ended June 30, 2014.

The increase in net loss for the nine months ended June 30, 2015 and nine months ended June 30, 2014 was due to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital deficit of ($16,657,480) consisting of cash on hand of $2,722,177 as compared to working capital of ($4,935,692) and cash on hand of $1,770,196 as of September 30, 2014.

Net cash provided by (used in) operating activities for the nine months ended June 30, 2015 was ($3,584,599) as compared to net cash used in operating activities of ($984,580) for the nine months ended June 30, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the nine months ended June 30, 2015 was ($1,331,774) as compared to $750,114 for the nine months ended June 30, 2014.

Net cash provided by financing activities for the nine months ended June 30, 2015 was $5,907,521 as compared to $2,025,072 for the nine months ended June 30, 2014.

The Company’s average monthly burn rate is approximately $400,000. Due to the strategic expansion plan the company expects to execute in the coming fiscal year, management expects the monthly cash burn rate to increase to $600,000, mainly as a result of an increase in marketing expenditures. The Company is in the view that the cash and cash equivalent of $2,722,177 is sufficient for the next quarter. The management is also in the working to obtain additional capital to continue to operate, and expand our business.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2015.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have appointed an outside director, Liew Kwong Yeow, who has more than 25 years of experience in several multi-national organizations, to our board of directors to undertake the oversight in the establishment and monitoring of required internal controls and procedures of the Company. We also plan to appoint more outside directors to an audit committee resulting in a fully functioning audit committee. We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 14, 2015, the Company issued a total number of 8,584,944 shares of Common Stock to Ace Keen Limited, Jet Key Limited, Morolling International HK Limited, and Shenzhen Bayi Consulting Co., Ltd (the “Noteholders”) as a result of the conversion of the convertible promissory notes in the aggregate amounts of $8,584,944 at the conversion price of $1.00.

On August 14, 2015, due to the VWAP of 30 trading day prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the convertible promissory note (the “Rebel Note”) in the principal amount of $7,782,000 issued to Rebel Group, Inc. (“REBL”) dated January 30, 2015, the Company provided a notice of conversion to REBL and elected to convert the amount of $3,891,000 under the Rebel Note into 3,891,000 shares of the Company’s Common Stock at the conversion price of $1.00.

The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 5, 2015, the sole shareholder of Stellar Elite Limited (“Stellar”), a Samoa company which owns 40% of the then total issued and outstanding shares of the Company’s Common Stock, transferred all of its equity to Amazing Wave Limited (“Amazing”), a Samoa company (the “Share Transfer”). The sole shareholder and officer of Amazing is James Mengdong Tan, the Company’s Chief Executive Officer and member of its Board of Directors. Mr. Tan is also the sole shareholder and director of Good Eastern Investment Holdings Limited (“Good Eastern”), a Company shareholder which owns 20.2% of the then total issued and outstanding shares of the Company’s Common Stock. As a result of this Share Transfer, Mr. Tan became the majority beneficial owner of the Company and owns, individually, or through the entities mentioned above, 56.59% of the total outstanding shares of Company’s Common Stock as of the date of this quarterly report.

ITEM 6.  EXHIBITS.

4.1	Convertible Promissory Note issued by the Company to Rebel Group, Inc. dated January 30, 2015 (incorporated by reference herein to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2015).

10.1	Amended and Restated Loan Agreement by and between the Company, Moxian (Hong Kong) Limited, and Ace Keen Limited dated May 30, 2015.

10.2	Amended and Restated Loan Agreement by and between the Company, Moxian (Hong Kong) Limited, and Jet Key Limited dated May 30, 2015.

10.3	Amended and Restated Loan Agreement by and between the Company, Moxian (Hong Kong) Limited, and Moxian China Limited dated May 30, 2015.

10.4	Amended and Restated Loan Agreement by and between the Company, Moxian Malaysia SDN BHD, and Ace Keen Limited dated May 30, 2015.

10.5	Amended and Restated Loan Agreement by and between the Company, Moxian Malaysia SDN BHD, and Morolling International HK Limited dated May 30, 2015.

10.6	Amended and Restated Amended and Restated Loan Agreement by and between the Company, Moxian Malaysia SDN BHD, and Moxian China Limited dated May 30, 2015.

10.7	Amended and Restated Loan Agreement by and between the Company, Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015.

10.8	Loan Agreement by and between the Company, Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015.

10.9	Subscription Agreement dated as of April 24, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).

10.10	Form of Termination Agreement dated as of May 30, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.11	Form of Subscription Agreement dated as of May 30, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.12	Form of Amendment Agreement dated as of August 14, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: August 14, 2015	BY:	/s/ James Mengdong Tan
Name: James Mengdong Tan
Title: Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

