Form 10-K
period 2015-09-30
Moxian, Inc.
filed 2015-12-22
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-173172

MOXIAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3729742
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Block A, 9/F, Union Plaza, 5022 Binjiang Avenue, Futian District Shenzhen City, Guangdong Province, China	Tel: +86 (0)755-66803251
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $68,400,000.

As of December 22, 2015, the number of shares of the registrant’s common stock outstanding was 214,666,944.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of the (i) Moxian, Inc., a company incorporated under the laws of Nevada; (ii)Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”), (iii) Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”); (iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”), (vii) Moxian Malaysia SDN BHD (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”) and (viii)Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

●	“Common Stock” refers to the Company’s common stock, par value $.001;

●	“PRC” refers to the People’s Republic of China;

●	“HK” refers to Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). References to “RM” are to the Malaysian Ringgit. According to the currency exchange website www.xe.com, as of December 22, 2015, US$1.00 = 6.47941 yuan; 1 yuan= US$0.154338. US$1.00=4.30150 RM; 1 RM=US$0.232477.

ii

PART I

ITEM 1. BUSINESS

Corporate History and Corporate Structure

Moxian, Inc. (the “Company,” “Moxian,” “we,” “us,” or “our”) was incorporated in the State of Nevada on October 12, 2010 and was formerly known as SECURE NetCheckIn Inc. We previously engaged in the business of offering a cloud-based scheduling and notification product targeted to urgent care facilities and medical offices to increase the satisfaction of patients in the scheduling and timing of appointments.

On February 17, 2014, the Company incorporated Moxian CN Samoa under the laws of the Independent State of Samoa.

On February 21, 2014, we acquired Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia through our wholly-owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our Chief Executive Officer, James Mengdong Tan, is a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”). As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became our subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License,”) and in consideration of such License, the Company agreed to pay to REBL (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty.

Moxian BVI was incorporated on July 3, 2012 under the laws of the British Virgin Islands.

Moxian HK was incorporated on January 18, 2013 and became Moxian BVI’s subsidiary on February 14, 2013. Moxian HK is currently engaged in the business of online social media and plans to launch its business in China.

Moxian Shenzhen was invested in and wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and is engaged in the business of internet technology, computer software, and commercial information consulting.

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary on April 2, 2013. Moxian Malaysia is conducting its business in the IT Services and Media Advertising industries.

Shenzhen Moyi Technologies Co., Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China and became a variable interest entity (“VIE”) of Moxian Shenzhen since July 15, 2014. Moxian Shenzhen controls Moyi through arrangement that absorbs operations risk, as if Moyi were a wholly-owned subsidiary of Moxian Shenzhen.

On February 17, 2014, Moxian IP Samoa was incorporated in the State of Samoa as a wholly-owned subsidiary of REBL. On February 19, 2014, Moxian HK and Moxian Shenzhen entered into an Assignment and Assumption Agreement with Moxian IP Samoa, whereby Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business to Moxian IP Samoa in consideration of $1,000,000.

On January 30, 2015, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL 100% of the equity interests of Moxian IP Samoa for $6,782,000 (the “Moxian IP Samoa Purchase Price”). Moxian IP Samoa owns all the intellectual property rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly-owned subsidiary of the Company.

In addition, under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement. Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Purchase Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

Under the Equity Transfer Agreement, the Company and REBL agreed to extinguish all of the Company’s liabilities owed to REBL under the License and Acquisition Agreement, other than the Moxian BVI Purchase Price.

The Company agreed to issue to REBL a convertible promissory note for $7,782,000 (the “Rebel Note”), representing the sum of the Moxian IP Samoa Purchase Price and the Moxian BVI Purchase Price. The Rebel Note was due and payable on October 30, 2015 without any interest. The Company had the option to cause REBL to convert any and all amounts due under the Rebel Note into shares of the Company’s Common Stock at the conversion price of $1.00 per share (the “Conversion Price”), if the volume weighted average price (the “VWAP”) of the Company’s Common Stock for a period of 30 trading days immediately prior to the date of conversion was higher than the Conversion Price. The Company also had a right of first refusal to purchase the shares issuable upon conversion of the Rebel Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by the Company.

On August 14, 2015, the VWAP of the Company’s Common Stock for 30 trading days prior to August 14, 2015 was higher than $1.00, which triggered the conversion of the Rebel Note. The Company notified REBL that it elected to cause it to convert $3,891,000 of the Rebel Note into 3,891,000 shares of its Common Stock (the “August Conversion”). As a result of the August Conversion, the remaining amount of the Rebel Note was $3,891,000.

On September 30, 2015, the Company notified REBL that it elected to cause it to convert the remainder of the Rebel Note into 3,891,000 shares of the Company’s Common Stock (the “September Conversion”). After the August Conversion and September Conversion, the entire balance of the Rebel Note was converted into total of 7,782,000 shares of the Company’s Common Stock.

The following diagram sets forth the structure of the Company as of the date of this Report:

Our web site address is www.moxian.com. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We are in the O2O (”Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the users of our mobile application and platform that are the Merchant Clients’ existing and potential customers as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study the consumer behavior. Our products and services are designed to allow Merchant Clients to conduct targeted advertising campaigns and promotions which we believe are more effective because they are geared for the customers that a Merchant Client wishes to reach. Our platform is also designed and built to encourage Users to return and attract new Users, each of which is a potential customer for our Merchant Clients.

We believe we are different from other companies in that our plan is to sign up merchants first and build our user base utilizing their customers. Many companies utilize a different strategy of building up a user base and then signing up paid merchants and other clients to access that user base.

The current version of our platform is called “Moxian+” which consists of our user mobile application (the “App” and collectively the “Apps”) called the Moxian+ User App and a separate App for our Merchant Clients called the Moxian+ Business App. Both versions of the App are currently available in the Google Play Store and the Apple App Store. There is no charge to download either App. We also have a website that can be accessed at www.moxian.com where either App can also be downloaded.

Moxian principally operates in mainland China with its headquarters in Shenzhen, China. We launched Moxian version 1.0 in Malaysia in June 2013 and subsequently in China in July 2014. In 2015, we developed the Apps as part of “Moxian+,” the successor to Moxian version 1.0 which was officially launched in October 2015 in China.

We are currently in the process of expanding our operations to Beijing, Shanghai and Guangzhou.

Our Merchant Clients and Users

Moxian+’s users include Merchant Clients and App Users, who are existing and potential customers of the Merchant Clients.

Merchant Clients – Merchant Clients can choose between a free and paid account. With a free account, Merchant Clients get a “Do It Yourself” webpage and can add different modules into their account, including the address of the business, the phone number of the business, and a listing of up to 5 products. When a Merchant Client purchases one of our subscription packages described below, it gets access to a number of robust add-on features. The services provided to paid Merchant Clients include:

●	Social Customer Relationship Management (‘SCRM’)

●	Targeted Marketing

●	Analytic Reports

●	Fan Rewards

●	Events Hosting

●	Vouchers and Product Listing

●	Many-store features

There are different accounts for the Merchant Clients to choose from, including a basic account, a gold account and a diamond account, which provide different features to the Merchant Clients. Current pricing of these accounts ranges from no charge for a basic account, to $2,000 per year for a diamond account.

App Users -- our App Users, which are called “MO-Pals” within the User App, can download and use the User App for free. Users provide basic information to sign up for a Moxian+ account and then can invite friends and family members to join Moxian+, search and join different interest groups, and participate in social media such as sharing activities, stories, photos and videos, send micro-blog messages, play online games in Moxian+’s game center, and earn MO-Coins, a virtual currency similar to credit card reward points which are explained further below.

Our Platform

There are five components in our Moxian+ platform, which is the backend of our application. The Moxian+ platform include the social media engine, the e-commerce engine, the rewards engine, the gamification engine, and the analytical engine.

Social Media Engine

Our data use policy governs the use of information that users have chosen to share and present. We also design our products to include robust safety tools. These tools are coupled with partnerships with online safety experts to offer protection for all users, particularly teenagers. We work with law enforcement to help promote the safety of our users as required by law. To the extent permissible, and with prior consent from the Users, we analyze User’s information to understand the Users behavior.

E-Commerce

Utilizing our e-commerce features, Merchant Clients are able to conduct business by posting products, offering coupons and sales as well as creating events and blogs through the Moxian+ Business App. On the other hand, Users can shop at the Merchant Clients’ shops like at any other e-commerce platform by ordering online and receiving the products by express delivery.

Rewards

Users are rewarded with MO-Points and MO-Coins. MO-Points are points granted to Users when they shop at Merchant Clients, play games on our platform or engage in other activities sponsored by the Merchant Clients. MO-Points can be redeemed at the Merchant Clients’ shops as determined by the Merchant Clients, or can be redeemed for MO-Coins which are virtual currency and can be used at any Merchant Client’s stores. MO-Coins are backed by cash paid by Merchant Clients which is held in an escrow account. They can be redeemed for cash, or used to purchase more MO-Points. The ratio of MO-Coins to actual currency is currently set at 10:1. A Merchant Client who pays for MO-Coins can also redeem them for cash.

MO-Points and MO-Coins are traceable and trackable on the Moxian+ platform through designated serial number so that we can see exactly what Users do with them and use that information to assist our Merchant Clients to determine customer behaviors

From time to time, the Company may also give away MO-Points or MO-Coins as a promotion to increase our User base.

We also plan to have our own “shopping mall” with merchandise that Users can purchase with MO-Points and MO-Coins in the upcoming year.

Gamification

The Company, together with outside contractors, develops games for Users to earn MO-Points and MO-Coins and other rewards which may be specific to a certain Merchant Client.

Currently, Users can use MO-Points to play games offered in our game center.

Analytical Engine

Moxian provides analytics to each Merchant Client for the consumer behavior Moxian learns through its platform to assist our Merchant Clients to better design their promotions and reach their target audience.

Our Products

Moxian+ User App

The Moxian+ User App is free to use and download. Many features are provided to attract and retain Users. The Moxian+ User App also provides access to a social media platform with a package of services to provide interaction with other Users and Merchant Clients.

●	MO-Talk: MO-Talk is a voice chat service which allows Users to communicate with anyone by using the Moxian+ User App. Mo-Talk also allows for group chats.

●

News Center: When opening the User App, Users are presented with a home page with items relevant to them under the headings “Hot Topics,” ‘Hot Events” and “Nearby People.” On “Hot Topics,” the most popular topics and related blogs, news, and journals being discussed among Users will be displayed, so that Users can stay informed in real time. “Hot Events” provide information about events to be hosted by Merchant Clients, and they are categorized by different interests. In addition, Users will be able to see the list of other nearby Users, with information that a User may be willing to have displayed.

●	Game Center: Users can play different games to earn MO-Points. MO-Points, as explained above, can be redeemed for merchandise or prizes and we can track how and when they are used by each User.

●	Merchants’ Stores: Users can shop at Merchant Clients’ stores using their mobile device, with payment by credit card or MO-Coins. Merchant Clients can provide for discounts, offers or rewards connected to MO-Points.

●	MO-Shake: Users can shake their phone to win: i) Merchant sponsored vouchers; ii) Moxian sponsored MO-Coins or MO-Points; iii) coupons, discounts or admission to other events hosted by Merchant Clients which are in the vicinity of the User.

Moxian+ Business App

The Moxian+ Business App is solely for the use of Merchant Clients, which allows them to manage their presence within the Moxian+ platform, plan a campaign, offer discounts, manage payments and receive analytics. Merchant Clients utilizing our free service can:

●	Open a shop: A Merchant Client can create a shop. In a Merchant Client’s account, there is an “add shop” button--by pressing it, one can add a shop’s logo, its category, telephone number, and other relevant information. Once the shop’s identification is verified, it will show in the Moxian+ User App. A Merchant Client can manage its own shop by adding more information, posting events, offers, discounts or other information.

●	Interact with customers: Through MO-Talk, Merchant Clients are able to communicate directly with Users in order to answer product inquiries or other questions. Merchant Clients can also post events and promotions, discounts or conduct product surveys.

●	Receive Analytics: Merchant Client’s receive reports on their marketing activities and products.

●	Provide rewards to Users: Merchant Clients can provide customized discount vouchers, which are coupons to attract and retain customers. Vouchers can be redeemed by customers by using MO-Points.

Paid Merchant Clients have access to a more extensive set of tools on our platform, which allows them to:

●

Send out message to targeted customers: Paying Merchant Clients have the ability to contact their targeted Users directly by sending messages and materials through our platform. We also provide targeted marketing to assist Merchant Clients to reach customers more efficiently. For example, we can generate a list of customers who have browsed a Merchant Client’s products over the past two months more than once, but not made a purchase, and a discount can be offered to them for certain products.

●

Receive more detailed analytics: Merchant Clients with a free account receive only basic analytics, such as how many MO-points have been distributed. However, for paid accounts, Merchant Clients receive more detailed analytics regarding the buying patterns and likes of current and potential customers.

Our Services

Social Customer Relationship Management (‘SCRM’)

Our SCRM is built to allow Merchant Clients to input their customer details into the system. The SCRM can then follow the customers’ activities, and allows Merchant Clients to send the promotional messages and advertisements to Users through our platform.

Targeted Marketing

Our Targeted Marketing tool is offered to paid Merchant Clients only. Its feature allows our Merchant Clients to send messages, promotions and vouchers to a specific range of customers, such as, customers who have visited their store in the past week or month or customers who have their birthday in the following month. Merchant Clients can send Users discounts or messages and target people by age, gender or other criteria. In addition, Merchants Clients can find Moxian users near their physical shops (within 1,000 meters) and invite them to their stores.

Actionable Reports

Actionable reports are provided to paid Merchant Clients. These reports allow Merchant Clients to see the number of followers they have, the number of points redeemed and rewarded, and the number of vouchers purchased or redeemed offline.

Merchant Clients’ staffs can provide rewards to customers by including their customer’s mobile number. Customers who have installed the Moxian+ User App can then receive rewards on the platform in the form of MO-Points or discount vouchers. Customers who do not have the Moxian+ User App installed will receive a text message informing them of their rewards and that they can download the Moxian+ User App to redeem them.

Event Hosting

Merchant Clients can host events through the platform and invite Users within a selected range, such as by proximity, common interest, or gender to participate in the event.

Vouchers and Product Listings

Merchant Clients can customize coupons or vouchers on the platform, daily or with whatever frequency they wish, or list available products.

Many-store features

For those Merchant Clients which have multiple stores in different locations, our platform allows different stores to access to the same account. Moreover, different stores may be differentiated for which information they can access to by entering their location in the app.

Subscription Packages for Moxian+ Business App

We offer the following packages for our Merchant Clients in using the Moxian+ Business App: basic account, gold account and diamond account. Current pricing ranges from free for a basic account to $2,000 per year for the diamond account.

Marketing Strategy

Our success is dependent upon signing up paid Merchant Clients. The Merchant Clients, in turn, build up our base of Users by encouraging their customers to download our User App and they can offer MO-Points and MO-Coins to attract people to download our App. In order to attract more Merchant Clients, we also need to have an established base of Users. Therefore, we are currently making efforts to sign up more Merchant Clients, as well as attempting to get more Users to download our User App.

We initially are marketing to merchants in Shenzhen, China only where we launched Moxian version 1.0. Although this was a beta test, we were able to get 30,000 merchants to sign up. We are currently targeting these same merchants for Moxian+ and expanding the user base.

We currently have a sales force of 20 people based in Shenzhen, China. In addition, we will open an office in Beijing and plan to have a sales force of 80 people there by the end of 2016.

We are currently scheduling sales events in Shenzhen for the Christmas and Chinese New Year seasons to promote our products and services to our initial Merchant Clients and give away MO-Points and MO-Coins.

During 2016, we also plan to utilize third party distributors with an existing base of merchants to market our products.

Market Opportunities

China currently has more than 850 million users actively utilizing mobile applications (http://news.xinhuanet.com/english/2015-11/10/c_134802668.htm). In 2014, the China Internet Network Information Center reported that there were approximately 618 million internet users throughout Asian countries, representing a penetration rate of approximately 46 percent. Among these internet users, over 90 percent have a social media account. For comparison, just 67 percent of U.S. internet users engage in social media. However, the opportunity in China extends beyond the ability to reach a large target audience. According to the Data Center of China Internet, 38 percent of users claim they are more likely to buy items recommended by other social media users (Statistical Report on Internet Development in China by China Internet Network Information Center, 2014).

O2O platforms serve to substantially enhance marketing and commerce performance for brands and retailers compared to traditional digital marketing approaches. O2O refers to any and all activities that originate online and eventually result in a shopper going to a physical store. Forrester Research predicts that by 2016, more than half of the $3.5 trillion spent in offline US retail will be influenced by the websites (Forrester’s US Cross-Channel Retail Forecast, 2011 To 2016).

The O2O platform model has been recognized as a trillion dollar opportunity (http://techcrunch.com/2010/08/07/why-online2offline-commerce-is-a-trillion-dollar-opportunity/). According to official statistics, China’s O2O market reached 98.7 billion yuan (approximately US$9 billion) in 2011. Industry analysts anticipate that the China O2O market will quadruple to 418 billion yuan (approximately US$67 billion) in 2016 (http://www.prnewswire.com/news-releases/chinas-o2o-market-the-path-to-success-is-not-uni-directional-201906281.html). Moxian is able to capture a share in this market by offering its platform to merchants. Our platform allows users to be aware of their interested merchants’ on-going promotions so as to attract them to make purchases offline.

Competition

Although major global social network platform providers have the advantage of an existing user base, we believe Moxian has a unique social business model and social media features that can enable us to stand out among the competition. Other major social networking platforms usually focus on personal photo sharing, video sharing, chat features, group chatting, micro-blogging, following groups’ online activities, rating and commenting on products and services. What we believe makes Moxian stand out is that our Merchant Clients have: (i) their own promotion pages, (ii) local event programs for their customer Users, (iii) location-based promotion information, (iv) mobile chat applications, (v) give-away free prizes for the Users, (vi) advertising on Moxian’s social pages, (vii) a social customer relationship management systems, (viii) a loyalty program using MO-Points and MO-Coins, and (ix) customized online games to promote merchants’ brands and group sales promotions. Therefore, by establishing our Merchant Client base, we believe that our user acquisition will be easy to build up.

In China, we face stiff competition. Our major competitor in China is Dazong Dianping (“Dianping”). Dianping targets merchant clients as we do. In addition, Dianping also offers merchants a customized page, location based promotion information and a relationship management tool. The other principal competitors are Nuomi, Meituan and WeChat.

However, we believe Moxian+ is superior for SMEs because our SCRM offers Merchant Clients the ability to interact with their customers via instant messenger. In addition, we offer virtual currencies that can entice and encourage repeated visits by the Users.

Our Technology

Technology is the key to our success in achieving efficiency for our business, improving the user experience, and enabling innovation. We employ a team of over 80 engineering and data analytics personnel to build our technology platform and develop new online and mobile products. Key components of our technology include:

Data Science

Our data science technology serves various types of data-intensive computational needs, including deep learning, high-volume batch processing and multi-variable and multi-dimensional real-time analytics. Data mining and transaction, payment and behavioral data science capabilities are used extensively in numerous applications such as search and online marketing.

Security

The Company takes various steps to ensure the security of the Moxian+ platform and the personal information of users of the platform, as well as the ecommerce transactions conducted on the platform. We conduct daily testing and have engaged an outside security consultant to conduct further testing and make recommendations as to additional security measures.

Foreign Operations

Substantially all of our business operations are conducted in Mainland China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the PRC. We also have operations in Hong Kong. Operating in foreign countries involves substantial risk. For example, our business activities subject us to a number of Chinese laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations, which have uncertainties. Any failure to comply with the PRC laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in China and harm our reputation.

Operating in foreign countries also subjects us to risk from currency fluctuations. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings. This could either reduce the U.S. dollar value of our prices or, if we raise prices in the local currency, it could reduce the overall demand for our offerings. Either could adversely affect our revenue. Conversely, a rise in the price of local currencies relative to the U.S. dollar could adversely impact our profitability because it would increase our costs denominated in those currencies, thus adversely affecting gross margins.

Research and Development

There are 120 people in the Research & Development department, which is responsible to develop and improve the mobile application, Moxian platform and customer experience in using our products. During the past two fiscal years, we have spent $2,176,963 in 2014 and $5,443,815 in 2015, respectively on research and development.

Regulation

As our platform is established in China and the targeted clients are located mainly in China and our server are located in Hong Kong, the following discussion summarizes the regulations that govern our operations in Mainland China and Hong Kong.

PRC Law

Overview

Extensive regulatory schemes governing the operation of business with respect to telecommunications and Internet information services were published by the Chinese government. Besides the Ministry of Industry and Information Technology and State Administration of Radio, Film and Television, which regulates radio and television stations in China (“SARFT”), the various services of the PRC Internet industry are also regulated by various other governmental authorities, such as the State Council Information Office (“SCIO”), the General Administration for Press and Publication (“GAPP”), and the Ministry of Public Security.

Among all the regulations, the Telecommunications Regulations of the People’s Republic of China, promulgated on September 25, 2000, is the primary governing law. The Telecom Regulations set out the general framework under which domestic Chinese companies such as the Company’s subsidiaries and VIEs may engage in various types of telecommunications services in the PRC. They reiterate the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation.

The Chinese government restricts foreign investment in Internet-related businesses. Accordingly, we operate our Internet-related businesses in China through Moyi, our VIE operating in Shenzhen, China.

Internet Information Services

The governing law for Internet information service is the Measures for the Administration of Internet Information Services, or the Internet Content Provider (“ICP”) Measures, which went into effect on September 25, 2000. Under the ICP Measures, any entity that provides information to online Internet users must obtain an operating license from Ministry of Industry and Information Technology (“MIIT”) or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their websites. ICPs must police their websites to remove categories of harmful content that are broadly defined.

Currently, Moyi holds an ICP license which was issued on January 22, 2014.

Online Privacy

Chinese law does not prohibit internet service providers from collecting and analyzing personal information from their users if the users agree to do so. The PRC government, however, has the power and authority to order internet service providers to submit personal information of an internet user if such user posts any prohibited content or engages in illegal activities on the internet.

Under the Several Provisions on Regulating the Market Order of Internet Information Services (“Order”) promulgated by the MIIT which became effective on March 15, 2012, internet service providers may not, without a user’s consent, collect the user’ personal information that can be used, alone or in combination with other information, to identify the user, and may not provide any user’s personal information to third parties without the prior consent of the user. Internet service providers may only collect users’ personal information necessary to provide their services and must expressly inform the users of the method, scope and purpose of the collection and processing of such information. They are also required to ensure the proper security of users’ personal information, and take immediate remedial measures if such information is suspected to have been inappropriately disclosed. When a User registers to our application, we require our users to accept a user agreement whereby they agree to provide certain personal information to us. We will take other measures as necessary to comply with these provisions.

ICPs are also required to establish and publish their rules relating to personal information collection or use, keep any collected information strictly confidential, and take technological and other measures to maintain the security of such information. ICP operators are required to cease any collection or use of the user personal information, and de-register the relevant user account, when a given user stops using the relevant Internet service. ICP operators are further prohibited from divulging, distorting or destroying any such personal information, or selling or providing such information unlawfully to other parties. In addition, if an ICP operator appoints an agent to undertake any marketing and technical services that involve the collection or use of personal information, the ICP operator is still required to supervise and manage the protection of the information. As to penalties, in very broad terms, the Order states that violators may face warnings, fines, and disclosure to the public and, in most severe cases, criminal liability.

Currently, the collection of the information from the Users is agreed to by the Users when they sign up. In addition, any data mining or analyzing of the user data is for internal use only. We also take steps to ensure that the data collected is stored securely.

Internet Publishing

On June 27, 2002, SPPA and MIIT jointly released the Provisional Rules for the Administration of Internet Publishing, or the Internet Publishing Rules, which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works mainly include content or articles formally published by press media such as: (i) books, newspapers, periodicals, audio-visual products and electronic publications; and (ii) literature, art and articles on natural science, social science, engineering and other topics that have been edited.

According to the Internet Publishing Rules, web portals like Moxian are required to apply to and register with GAPP before distributing Internet publications. Therefore, the Company will apply for a license by December 31, 2015 to comply with the Internet Publishing Rules.

Moxian will be applying this license by the end of 2015.

Online Games

On May 10, 2003, the Provisional Regulations for the Administration of Online Culture were issued by the Ministry of Culture (“MCPRC”) and went into effect on July 1, 2003 (these regulations were revised by MCPRC on July 1, 2004). According to these regulations, commercial entities are required to apply to the relevant local branch of MCPRC for an Online Culture Operating Permit to engage in online games services.

On July 27, 2004, GAPP and the State Copyright Bureau jointly promulgated the Notice on Carrying out the Decision from the State Council Regarding the Approval of Electronic and Online Games Publications, or the Games Notice. According to the Games Notice, the Internet Publications Distribution License is required for publishing online games.

Currently, Moxian holds the appropriate license which was issued by the Administration of Online Culture on November 25, 2015.

Encryption Software

On October 7, 1999, the State Encryption Administration Commission published the Regulations for the Administration of Commercial Encryption, followed by the first Notice of the General Office of the State Encryption Administration Commission on November 8, 1999. Both of these regulations address the use of software in China with encryption functions. According to these regulations, purchase of encryption products must be reported. Violation of the encryption regulations may result in a warning, penalty, confiscation of the encryption product, or criminal liabilities.

On March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The announcement clarifies the encryption regulations as below:

●	Only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as “encryption products and equipment containing encryption technology.” Other products such as wireless telephones, Windows software and browsers do not fall within the scope of this regulation.

●	The PRC government has already begun to study the laws in question in accordance with WTO rules and China’s external commitments, and will make revisions wherever necessary. The Administrative Regulations on Commercial Encryption will also be subject to such scrutiny and revision.

In late 2005, the Administration Bureau of Cryptography further issued a series of regulations to regulate the development, production and sales of commercial encryption products, which all came into effect on January 1, 2006.

We believe that the Company is in proper compliance with these requirements.

Foreign Exchange

Foreign exchange regulation in China is primarily governed by the following regulations:

●	Foreign Exchange Administration Rules, or the Exchange Rules of the PRC, promulgated by the State Council on January 29, 1996, which was amended on January 14, 1997 and on August 5, 2008 respectively; and

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange, or the Administration Rules promulgated by China People’s Bank on June 20, 1996.

Under the Exchange Rules of the PRC, Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. As for capital account items, such as direct investments, loans, security investments and the repatriation of investment returns, however, the reservation or conversion of foreign currency incomes is still subject to the approval of SAFE or its competent local branches; while for the foreign currency payments for capital account items, the SAFE approval is not necessary for the conversion of Renminbi except as otherwise explicitly provided by laws and regulations.

Under the Administration Rules, enterprises may only buy, sell or remit foreign currencies at banks that are authorized to conduct foreign exchange business after the enterprise provides valid commercial documents and relevant supporting documents and, in the case of certain capital account transactions, after obtaining approval from SAFE or its competent local branches. Capital investments by enterprises outside of China are also subject to limitations, which include approvals by the SAFE and the National Development and Reform Commission, or their respective competent local branches.

On October 21, 2005, SAFE issued the Circular on Several Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Financing and in Return Investments via Overseas Special Purpose Companies, or Circular No. 75, which went into effect on November 1, 2005. Circular No. 75 provides that if PRC residents use assets or equity interests in their PRC entities to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies for the purpose of overseas capital financing, they must register with local SAFE branches with respect to their investments in offshore companies. Circular No. 75 also requires PRC residents to file changes to their registration if their special purpose companies undergo material events such as capital increase or decrease, share transfer or exchange, merger or division, long-term equity or debt investments, provision of guaranty to a foreign party, etc. SAFE further promulgated the Implementing Rules for Circular No. 75, or Circular No. 106, clarifying and supplementing the concrete operating rules that shall be followed during the implementation and application of Circular No. 75.

On August 29, 2008, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-funded Enterprises, or the Improvement Notice, was promulgated by SAFE. Pursuant to the Improvement Notice, the foreign currency capital of Foreign Investment Entities, after being converted to Renminbi, can only be used for doing business within the business scope approved by relevant governmental authorities, and shall not be used for domestic equity investment except as otherwise explicitly provided by laws and regulations.

On July 14, 2014, SAFE issued a new Circular on Several Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Investing and Financing and in Return Investments via Overseas Special Purpose Companies, or Circular No. 37, which enlarges the definition of SPV comparing to the Circular No. 75, which can invest in China under Circular No. 37. The method of investment include forming a new entity in China and through merging or acquiring a domestic company in China.

Hong Kong Law

Our website is maintained through a server in Hong Kong. Therefore, our data usage policy and regular terms of service for both our users and merchants must to comply with the applicable rules and regulations in Hong Kong SAR. As information from our Merchant Clients and Users are preserved in Hong Kong, with the law applicable to the Company is the Hong Kong Personal Data (Privacy) Ordinance (Cap 486). Non-compliance of such rules in Hong Kong may result in a fines of up to HKD $500,000. Directors of Moxian Hong Kong may also be personally liable for the Company’s violation of Hong Kong Personal Data (Privacy) Ordinance.

We believe we are in compliance with the laws in Hong Kong.

Employees

As of the date of this Annual Report, the Company had over 170 employees, with 12 persons working in managerial positions, 35 persons working in the product development and technical department, 10 people working in the administrative department and over 120 people working in our sales and marketing department. The Company considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute.

Intellectual Property

Trademarks

We have obtained and/or registered for the following trademarks in Mainland China, Hong Kong, and the U.S.:

Mark	Country of Registration	Application Number	Class/Description	Current Owner	Status
	Hong Kong	302534274	Class 9: Magnetic data carries, recording discs, data processing equipment and computers Class 35: Advertising, business management, business administration Class 38: Telecommunications Class 40: Treatment of materials Class 41: Entertainment Class 42: Design and development of computer hardware and software	Moxian (Hong Kong) Limited	Registered
	America	85931344	Class 009: Magnetic data carries, recording discs, data processing equipment and computers Class 035: Advertising, business management, business administration Class 038: Telecommunications Class 040: Treatment of materials Class 041: Entertainment Class 042: Design and development of computer hardware and software	Moxian (Hong Kong) Limited	Registered
	China	13460852	Class 9: Magnetic data carries, recording discs, data processing equipment and computers	Moxian Shenzhen Technologies Co Ltd	Registered
魔线	China	13461178	Class 38: Telecommunications	Moxian Shenzhen Technologies Co Ltd	Registered
	China	13460714	Class 42: Design and development of computer hardware and software	Moxian Shenzhen Technologies Co Ltd	Pending
	China	10624504	Class 42: Design and development of computer hardware and software	Moxian Shenzhen Technologies Co Ltd	Pending

Patents

The patents we applied are listed as follows:

Patent	Country of Registration	Application Number	Description	Application Date	Status
A business promotion method based on internet platform for users to access the information independently	China	201310734492.2	Including background identifying steps giving feedbacks on the demands sent by terminal application steps, access end-user's real-time location information and search nearby merchants, push merchant's information and free rewards to users	27th December 2013	Pending
A method based on internet platform to achieve interactive information through QR code	China	201410235257.5	Including terminal application steps, start the application terminal of internet platform, access the merchant's ID and IP on the platform through scanned QR code	30th May 2014	Pending
The method and system of pushing targeted advertising based on consumption patterns	China	201510628706.7	Including access user's chat session content, analyze and abstract user's interested information, send the corresponding targeted advertising to users through data analysis	28th September 2015	Pending
The method and system of pushing targeted advertising based on chat session	China	201510628708.6	Including access user's consumption record, analyze and understand user's consumption mode, send the corresponding targeted advertising to users through data analysis	28th September 2015	Pending

Copyright

A copyright application for Moxian’s mascot “Moya” was submitted by Moxian Shenzhen on December 2, 2013 (Application No. 201330592230.8). Moya is a mascot representing the Moxian Platform. Below are some pictures of Moya with different expressions:

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available via the Company’s website at www.moxian.com when such reports are available on the SEC’s website at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive offices are located at Block A, 9/F, Union Plaza, 5022 Binjiang Avenue, Futian District, Shenzhen City, Guangdong Province, China. Our telephone number at this location is +86 (0)755-66803251.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company. Nevertheless, the Company does not have any unresolved Staff comments as of the date of this Report.

ITEM 2. PROPERTIES

The Company currently does not own any real property. We are currently renting office space in Shenzhen. The monthly rent is RMB 200,000 (or approximately $31,237). We are also renting an office in Malaysia. The monthly rent for the Malaysia office is RM 20,000 (or approximately $4,727). The Company believes that such office space will be sufficient for its current needs.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not quoted on any exchange. Our common stock was traded under the symbol “SNEC” until December 13, 2013 and is currently quoted on the OTCQB under the trading symbol “MOXC.” Our common stock did not trade prior to April 10, 2014. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2014	Bid	Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter*	$5.20	$3.00
Fourth Quarter*	$11.00	$4.30

	High	Low
Fiscal Year 2015	Bid	Bid
First Quarter	$5.85	$5.25
Second Quarter	$5.90	$5.10
Third Quarter	$6.30	$5.70
Fourth Quarter	$6.50	$5.70

* The Company’s Common Stock did not trade until April 10, 2014.

As of December 22, 2015, the last sale price reported on the OTCQB for the Company’s Common Stock was approximately $5.00 per share.

Holders

As of September 30, 2015, we had 214,666,944 shares of our Common Stock par value, $.001 issued and outstanding. There were approximately 70 registered owners of our Common Stock.

Transfer Agent

The transfer agent for our capital stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301. Their telephone number is 727-289-0010 and fax: number is 727-289-0069.

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

Unregistered Sales of Equity Securities

All unregistered sales of the Company’s securities for the past three years have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2015.

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

The "Company", "we," "us," and "our," refer to (i) Moxian,, Inc., a company incorporated under the laws of Nevada; (ii) Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”); (iii) Moxian Intellectual Property Limited, accompany incorporated under the laws of Samoa (“Moxian IP Samoa”);(iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), a company incorporated under the laws of the People’s Republic Of China, (vii) Moxian Malaysia SDN BHD (“Moxian Malaysia”), and (viii) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

Overview

We are in the O2O (”Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the users of our platform that are their existing and potential customers as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study consumer behavior. Our products and services are designed to allow the Merchant Clients to conduct targeted advertising campaigns and promotions which we believe are more effective because they are geared for the customers that a Merchant Client wishes to reach. Our platform is also designed and built to encourage Users to return and attract new Users, each of which is a potential customer for our Merchant Clients.

Where we believe we are different from other companies in that our plan is to sign up merchants first and build our user base utilizing their customers. Many companies utilize a different strategy of building up a user base and then signing up paying merchants and other clients to access that user base.

The current version of our platform is called “Moxian+” which consists of our user mobile application (“App”) called the Moxian+ User App and a separate App for our Merchant Clients called the Moxian+ Business App. Both versions of the App are currently available in the Google Play Store and the Apple App Store. There is no charge to download either App. We also have a website that can be accessed at www.moxian.com where either App can also be downloaded.

Moxian principally operates in mainland China with its headquarters in Shenzhen, China. We launched Moxian version 1.0 in Malaysia in June 2013 and subsequently in China in July 2014. In 2015, we developed the Apps as part of “Moxian+,” the successor to Moxian version 1.0 which was officially launched in October 2015 in China.

We are currently in the process of expanding our operations to Beijing, Shanghai and Guangzhou.

As of September 30, 2015 and September 30, 2014, our accumulated deficits were $(9,939,511) and $(5,001,166), respectively. Our stockholders’ equity (deficiency) was $6,740,392 and $(4,587,023), respectively. We have generated $83,870 in revenue for the year ended September 30, 2015. Net loss for the year ended September 30, 2015 and year ended September 30, 2014, were $(6,398,063) and $(4,791,342), respectively. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Recent Development

As of December 16, 2015, we entered into a Second Amendment Agreement to the Subscription Agreement (the “Second Amendment Agreement”) with Xinhua Huifeng Investment Center Co., Ltd. (Beijing) (“Xinhua”) to amend the Subscription Agreement entered by the Company and Xinhua (“Xinhua Subscription Agreement”) dated as of June 4, 2015. Under the Xinhua Subscription Agreement, the Company agreed to sell an aggregate of 8,169,000 shares of the Company’s Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) (the “Purchase Price”) and to issue to Xinhua for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate of 32,000,000 shares of Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015 (the “Expiration Date”)(such transaction, the “Transaction”).

On August 13, 2015, Xinhua and the Company entered into an Amendment Agreement (the “First Amendment Agreement”) to amend certain terms under the Xinhua Subscription Agreement. Pursuant to the First Amendment Agreement, the closing date (“Closing Date”) of the transaction was extended to September 30, 2015 and the Expiration Date of the Warrant was extended to September 30, 2015.

Under the Second Amendment Agreement, the Closing Date of the transaction was extended to December 31, 2015 and the Expiration Date of the Warrant was extended to December 31, 2015 as well. As of the date of this Annual Report, the Transaction has not closed yet and there are no shares or warrants issued to Xinhua.

Results of Operations

For the year ended September 30, 2015 compared with the year ended September 30, 2014

Gross Revenues

The Company received sales revenues of $83,870 in the year ended September 30, 2015 compared to $56,122 being generated in the year ended September 30, 2014.

Operating Expenses

Operating expenses for the year ended September 30, 2015 and year ended September 30, 2014 were $5,443,815 and $2,176,963, respectively. The expenses consisted of our leases, filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit/(Loss)

Net loss for the year ended September 30, 2015 and year ended September 30, 2014, were $(6,395,805) and $(4,791,342), respectively. Basic and diluted net income (loss) per share amounted $(0.02) and $(0.02) respectively for the year ended September 30, 2015 and year ended September 30, 2014.

The increase in net loss for the year ended September 30, 2015 compared to the year ended September 30, 2014 was due to an increase in general and administrative expenses.

Liquidity and Capital Resources

Cash Assets

At year ended September 30, 2015, we had working capital deficit of $(2,805,082) consisting of cash on hand of $2,398,713 as compared to working capital deficit of $(4,935,692) and cash on hand of $1,770,196 as of September 30, 2014.

Net cash provided by (used in) operating activities for the year ended September 30, 2015 was $(5,244,096) as compared to net cash used in operating activities of $(2,106,329) for the year ended September 30, 2014. The cash used in operating activities are mainly for our leases, filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the year ended September 30, 2015 was $(3,459,770) as compared to $667,730 for the year ended September 30, 2014.

Net cash provided by financing activities for the year ended September 30, 2015 was $9,236,028 as compared to $3,155,839 for the year ended September 30, 2015.

During the fiscal year ended September 30, 2015, the burn rate for the Company was approximately $400,000 per month, consisting of cost of research and development, marketing, operation expenditures, and professional fees.

The Company anticipates utilizing approximately $450,000 monthly for capital expenditures during the fiscal year ended September 30, 2016, including approximately $250,000 for mobile application development and approximately $200,000 for other capital expenditures, including corporate facilities and infrastructure, information systems hardware, software and enhancements.

Financing

As of December 16, 2015, we entered into a Second Amendment Agreement to the Subscription Agreement (the “Second Amendment Agreement”) with Xinhua to amend the Xinhua Subscription Agreement dated as of June 4, 2015. Under the Xinhua Subscription Agreement, the Company agreed to sell an aggregate of 8,169,000 shares of the Company’s Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) (the “Purchase Price”) and to issue to Xinhua for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate of 32,000,000 shares of Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015 (the “Expiration Date”)(such transaction, the “Transaction”).

On August 13, 2015, Xinhua and the Company entered into an Amendment Agreement (the “First Amendment Agreement”) to amend certain terms under the Xinhua Subscription Agreement. Pursuant to the First Amendment Agreement, the closing date of the transaction was extended to September 30, 2015 and the Expiration Date of the Warrant was extended to September 30, 2015.

Under the Second Amendment Agreement, the Closing date of the transaction was extended to December 31, 2015 and the Expiration Date of the Warrant was extended to December 31, 2015 as well. As of the date of this Annual Report, the Transaction has not closed yet and there are no shares or warrants issued to Xinhua.

For the fiscal year of 2016, the Company will likely require additional capital of $18 million to $20 million to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. Management has plans to seek additional capital from private equity funds in Asia in the next 12 months. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means, such as conducting a public offering of our common stock. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Loan

As of September 30, 2015, the Company borrowed loans from certain third parties and shareholders of the Company for an aggregate of $1,462,525.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of September 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Dominic K.F. Chan & Co. Dominic K.F. Chan & Co is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the year covered by this Annual Report on Form 10-K. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act. The Company is in the process of adopting formal documented controls and anticipates having them in place by the fiscal year end of 2016.

Management's Report on Internal Control over Financial Reporting

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

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2015:

(1)	Lack of internal audit function. The Company discovered that some subsidiaries of the Company borrowed loans from third parties and certain shareholders of the Company in May and September 2015 without written approval of the Board of Directors. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording, reporting and the failure to comply with the Company’s Code of Ethics.

(2)	No Segregation of Duties Ineffective controls over financial reporting: As of September 30, 2015, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

(3)	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

(4)	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the loan agreement or disclose such transactions in its SEC filings in a timely manner.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1)	We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

(2)	We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(3)	We will add financial personnel to our management team. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

(4)	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year of 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by the end of fiscal year of 2016.

Changes in internal controls over financial reporting

Except for the following, there was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

On February 13, 2015, Mr. Ng Kian Yong resigned as Chief Executive Officer, President, Treasurer, Secretary and director of the Company. Also on the same day, Mr. James Mengdong Tan was appointed as interim Chief Executive Officer, President, Treasurer, and Secretary of the Company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Liew Kwong Yoew	58	Director

James Mengdong Tan	52	CEO, President, Treasurer, Secretary, and Director

Mr. Liew Kwong Yeow, age 58, has more than 25 years of experience in several multi-national organizations, such as Matsushita Denki, General Motors, Intel as well as Urmet Telecoms Italy. He served as the President, Chief Executive Officer and director of Rebel Group, Inc. from February 27, 2013 to January 30, 2015. He also held senior positions and mainly responsible for quality, engineering and procurement of related products and services. In 2006, Mr. Liew was instrumental in setting up the first manufacturing plant of Urmet telecommunications Torino Italy in China and fine-tuning its supply chains, and with Mr. Liew’s assistance, the entire operations of Urmet became significantly competitive in the China markets. Prior to that, Mr. Liew was the General Manager of Aztech Singapore’s plant in China from 2001 through 2005. During 1992 through 2001, he served as the head of QA Operations of the manufacturing facilities of Phoenix Mecano Switzerland in Singapore. Mr. Liew received his diploma in Electrical Engineering from Singapore Polytechnics University in 1974. He also completed the management study programs in: City and Guilds regarding Electrical and Electronics in 1974, Industrial Training Board at MOE Singapore in 1976, Matsushita DENKI Management Development Program in 1978, General Motors Institute in 1983 and Intel University in 1987. Mr. Liew is fluent in English and Chinese.

The Board of Directors reached a conclusion that Mr. Liew should serve as a Director of the Company based on his extensive experience in management.

Mr. James Mengdong Tan, age 52, has more than 20 years’ experience in managing private and public companies based in Asia and USA. Mr. Tan is currently the Director and CEO of 8iCapital. Until 2009, he was the Chairman and CEO of Vashion Group, a company listed on the Singapore Stock Exchange. Until 2009, he was the Executive Director and CEO of Vantage Corporation Limited, a company listed on the Singapore Stock Exchange departing. At the same time, he served as a director on the Board of Pacific Internet Ltd, a company listed on NASDAQ until its sale to Connect Holdings, a group comprising of Ashmore Investment Management Limited, Spinnaker Capital Limited and Clearwater Capital Partners. James graduated from the National University of Singapore (NUS) with a Bachelor of Arts in 1985.

The Board of Directors reached a conclusion that Mr. Tan should serve as a Director of the Company based on his extensive experience in managing publicly traded companies.

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

Meetings of the Board of Directors

During its fiscal year ended September 30, 2015, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the chief executive officer and chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Tan serves as the sole officer of the Company as well as a director of our Board, and Mr. Liew serves as a director of our board.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

Our Board of Directors plans to adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Except as set forth below, no person who, during the year ended September 30, 2015, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”) failed to file on a timely basis, reports required by Section 16 of the Exchange Act during such fiscal year or, except as reported above, prior years.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 and amendments thereto during such fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any written representation received by the Company from any reporting person that no Form 5 is required.

Name	Date of Reporting Event	Required Filing Date	Date of Filing
Ng Kian Yong	11/14/2013 (1)	11/24/2013	Form 3 to be filed on 12/31/2015
Qin Changjian	11/14/2013 (2)	11/24/2013	Form 3 to be filed on 12/31/2015
James Mengdong Tan	02/13/2015(3)	02/23/2015	Form 3 to be filed on 12/31/2015
Liew Kwong Yeow	06/30/2015(4)	07/10/2015	Form 3 to be filed on 12/31/2015

(1)	Date of appointment as an officer and director of the Company.

(2)	Date of appointment as a director of the Company.

(3)	Date of appointment as a director of the Company.

(4)	Date of appointment as a director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned or awarded by our Chief Executive Officer, Chief Financial Officer and other “named executive officers” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Ng Kian Yong(1)	2015	–	–	–	–	–	–	–	–
President and CEO	2014	–	–	–	–	–	–	–	–

James Mengdong Tan(2)	2015	–	–	–	–	–	–	–	–
President and CEO	2014	–	–	–	–	–	–	–	–

(1)	Mr. Ng was the Company’s President and CEO from November 14, 2013 to February 13, 2015.

(2)	Ms. Tan is the Company’s President, CEO and Director since February 13, 2015.

The Company does not have an employment agreement with Mr. Tan. Mr. Tan has not received any compensation during the fiscal year of 2015. We do not provide any employee benefit programs to our employees other than a periodic grant of warrants.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers at September 30, 2015. No equity awards were made during the fiscal year ended September 30, 2015.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended September 30, 2015, and 2014.

DIRECTOR COMPENSATION

Name and Position	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Ng Kian Yong(1)	2015	0	0	0	0
	2014	0	0	0	0

Qin Chang Jian(2)	2015	0	0	0	0
	2014	0	0	0	0

James Mengdong Tan(3)	2015	0	0	0	0
	2014	0	0	0	0

Liew Kwong Yeow(4)	2015	0	0	0	0
	2014	0	0	0	0

(1)	Mr. Ng served as the Company’s director from November 14, 2013 to February 13, 2015.

(2)	Mr. Qin served as the Company’s director from November 14, 2013 to June 30, 2015.

(3)	Mr. Tan is serving as the Company’s director since February 13, 2015.

(4)	Mr. Yeow is serving as the Company’s director since June 30, 2015.

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

Name of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
James Mengdong Tan(3) Room 2001, Building B, KingKey 100, Hongbao Road, Luohu District, Shenzhen 518000, China	CEO and Director	Common Stock, $0.001 par value	119,280,000	55.5%

Liew Kwong Yeow Room 2001, Building B, KingKey 100, Hongbao Road, Luohu District, Shenzhen 518000, China	Director	Common Stock, $0.001 par value	0	0%

All officers and directors as a group (2 persons named above)		Common Stock, $0.001 par value	119,280,000	55.5%
5% Securities Holders
Good Eastern Investment Holding Limited (4) 10 Anson Road #35-11 International Plaza Singapore 079903		Common Stock, $0.001 par value	39,960,000	18.6%

Moxian China Limited Unit No 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong		Common Stock, $0.001 par value	70,410,162	32.8%

Stellar Elite Limited (5) Unit No 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong		Common Stock, $0.001 par value	79,320,000	36.9%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (214,666,944 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 214,666,944 as of the date of this Report.

(3)	Includes (i) 79,320,000 shares of Common Stock that Stellar Elite Limited owns and (ii) 39,960,000 shares of Common Stock that Good Eastern Investment Holding Limited owns. James Mengdong Tan, the Company’s Chief Executive Officer and President, is the Chief Executive Officer of Amazing Wave Limited, a Samoa company and the sole shareholder of Stellar Elite Limited. James Mengdong Tan is also the sole member and director of Good Eastern Investment Holding Limited.

(4)	James Mengdong Tan, the Company’s Chief Executive Officer and President, is the sole member and director of Good Eastern Investment Holding Limited.

(5)	James Mengdong Tan, the Company’s Chief Executive Officer and President, is the Chief Executive Officer of Amazing Wave Limited, a Samoa company and the sole shareholder of Stellar Elite Limited.

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

Shareholder Loan

On May 4, 2015, Moxian Malaysia and Jet Key Limited (“Jet Key”), a shareholder of the Company, entered into a loan agreement whereby Jet Key agreed to provide a loan to Moxian Malaysia in an aggregate of $122,144 without any interests and with a term of repayment of 12 months.

On June 30, 2015, Moxian Shenzhen and Shenzhen Bayi Consulting Co. Ltd. (“Bayi”), a shareholder of the Company, entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in an aggregate of RMB 6,100,000 (approximately $998,559) without any interests and with a term of repayment of 12 months, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015.

On September 30, 2015, Moxian Shenzhen and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in an aggregate of RMB2,080,000 (approximately $332,480) without any interests and with a term of repayment of 12 months.

The above transactions were proceeded without consent of the Board of Directors.

Service and Consultancy Agreement with REBL

On March 1, 2014, 8i Capital Limited (“8i Capital”), a company incorporated under the laws of the British Virgin Islands and of which our CEO, James Mengdong Tan is a sole member and director, and SCA Capital Limited (“SCA Capital”), a company incorporated in the British Virgin Islands and a wholly-owned subsidiary of REBL, of which Mr. Tan is a promoter as that term is defined under Rule 405 of Regulation C promulgated under the Securities Act, entered into a service and consultancy agreement (the “Consultancy Agreement”). Under the Consultancy Agreement, 8i Capital agreed to provide corporate service to SCA Capital to assist it with the reverse merger acquisition of a listing company in the OTCQB (“Listco,”) matters related to listing on OTCQB, and general business advisory service. In consideration, SCA Capital agreed to (i) pay $500,000 in total to 8i Capital, (ii) issue 5% of total shares of the Listco on a fully-diluted basis after the reverse acquisition, and (iii) pay a retainer fee of $240,000 to 8i Capital per year.

In February 2013, Mr. Tan assisted in the negotiation of the acquisition of approximately 77.26% of the then outstanding shares of REBL by three purchasers from the former shareholder of REBL. Mr. Tan also later offered consulting and business advisory services to REBL in connection with REBL’s reverse acquisition of Moxian BVI and its operating business in April 2013. In February 2014, Mr. Tan assisted in structuring the sale of all of the equity interests of Moxian BVI, a former direct subsidiary of REBL, and the license of the intellectual property rights of REBL to the Company pursuant to a License and Acquisition Agreement.

In January 2015, Mr. Tan, through 8i Capital, assisted with the share exchange transaction among REBL, Rebel Holdings Limited, a company incorporated under the laws of the British Virgin Islands and a wholly-owned subsidiary of REBL (“Rebel FC”) and the Rebel FC Stockholder.

8i Capital also provided business advisory service to REBL regarding the sale of Moxian IP Samoa to the Company in January 2015 and the issuance of Rebel Note by the Company, which was converted into 7,782,000 shares of the Company’s Common Stock by September 30, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Dominic K.F. Chan & Co., for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2015	2014

Audit fees	$45,500	$35,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$45,500	$35,000

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Moxian, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014	F-2

Audited Consolidated Statements of Operations for the year ended September 30, 2015, for the Period from October 12, 2010 (inception) to September 30, 2014, and for the Period from October 12, 2010 (inception) to September 30, 2015	F-3

Audited Consolidated Statements of Changes in Stockholders’ Deficiency for the Period from October 12, 2010 (inception) to September 30, 2015	F-4

Audited Consolidated Statements of Cash Flows for the year ended September 30, 2015, for the Period from October 12,2010 (inception) to September 30, 2015, and for the Period from October 12, 2010 (inception) to September 30, 2014	F-5

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS	F-6 to F-16

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on October 12, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

3.2	Restated Articles of Incorporation of the Company filed on May 2, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2011).

3.3	Certificate of Amendment to the Company’s Articles of Incorporation filed on December 9, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

3.4	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

4.1	Specimen Stock Certificate of Common Stock of Moxian, Inc.*

10.1	Subscription Agreement dated as of April 24, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).

10.2	Form of Termination Agreement dated as of June 4, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.3	Form of Subscription Agreement dated as of June 4, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing). (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.4	Form of Amendment Agreement dated as of August 14, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.( (incorporated by reference herein to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015)

10.5	Form of Second Amendment Agreement dated as of December 16, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.*

10.6	Loan Agreement dated May 4, 2015 by and between Jet Key Limited and Moxian Malaysia SDN. BHD.*

10.7	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015*.

10.8	Loan Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated September 30, 2015.*

21.1	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: December 22, 2015	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Liew Kwong Yeow	Date: December 22, 2015
Liew Kwong Yeow
Director

/s/ James Mengdong Tan	Date: December 22, 2015
James Mengdong Tan
CEO, President, Treasurer, Secretary, Director

MOXIAN, INC. (formerly known as Moxian China, Inc.)

(A CORPORATION IN THE DEVELOPMENT STAGE)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of
Moxian, Inc.

We have audited the accompanying consolidated balance sheets of Moxian, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years ended September 30, 2015 and 2014. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and comprehensive income, and its cash flows for each of the years ended September 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, December 15, 2015

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	September 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,398,713	$1,770,196
Prepayments, deposits and other receivables	1,042,727	741,645
Inventory	38,310	-
Deferred tax assets	1,457,460	-
Total current assets	4,937,210	2,511,841
Property and equipment, net (Note 3)	2,941,562	348,669
Intangible assets (Note 9)	6,603,912	-
TOTAL ASSETS	$14,482,684	$2,860,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$773,852	$295,601
Payable for acquisition (Note 8)	-	1,000,000
Loans from shareholders (Note 4)	1,462,525	6,151,932
Subscription payment	5,505,915	-
Total current liabilities	7,742,292	7,447,533
Total liabilities	$7,742,292	$7,447,533

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding as of September 30, 2015 and September 30, 2014 respectively	-	-
Common stock, $0.001 par value, authorized: 500,000,000 shares. 214,666,944 shares and 198,300,000 shares issued and outstanding as of September 30, 2015 and September 30, 2014 respectively	214,667	198,300
Additional paid-in capital	16,350,577	162,914
Deficit accumulated during the development stage	(9,939,511)	(5,001,166)
Accumulated other comprehensive income	114,659	52,929
Total stockholders’ equity/ (deficit)	6,740,392	(4,587,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,482,684	$2,860,510

See accompanying notes to consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	Year	Year	October 12,
	Ended	Ended	2010 to
	September 30, 2015	September 30, 2014	September 30, 2015

Revenues, net	$83,870	$56,122	$139,992

Cost and expenses
Cost of sales	25,269	15,514	48,694
Depreciation and amortization expenses	1,012,849	78,571	1,091,420
Selling, general and administrative expenses	5,443,815	2,176,963	7,822,691
Impairment of goodwill	-	2,600,315	2,600,315
Loss from operations	(6,398,063)	(4,815,241)	(11,423,128)

Interest expenses	-	-	-
Interest income	2,258	23,899	26,157
Loss before income tax	(6,395,805)	(4,791,342)	(11,396,971)

Income tax expenses	1,457,460	-	1,457,460
Net loss	(4,938,345)	(4,791,342)	(9,939,511)

Foreign currency translation adjustments	61,730	52,929	114,659
Comprehensive loss	$(4,876,615)	$(4,738,413)	$(9,824,852)

Earnings per share (note 6)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	199,996,173	198,300,000

See accompanying notes to consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock*		paid-in	development	comprehensive
	Shares	Amount	Capital	Stage	income	Total

Balance at inception, October 12, 2010
Common shares issued -
Founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Issuance of shares	16,366,944	16,367	16,350,577	-	-	16,366,944
Inclusion of Moyi (See Note 1)	-	-	(162,914)	-	-	(162,914)
Net loss	-	-	-	(4,938,345)	-	(4,938,345)
Foreign currency adjustment	-	-	-	-	61,730	61,730

Balance, September 30, 2015	214,666,944	$214,667	$16,350,577	$(9,939,511)	$114,659	$6,740,392

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
			from Inception
	Year	Year	October 12,
	Ended	Ended	2010 to
	September 30, 2015	September 30, 2014	September 30, 2015
OPERATING ACTIVITIES
Net loss	$(4,938,345)	$(4,791,342)	$(9,939,511)
Depreciation and amortization expense	1,012,849	78,571	1,091,420
Impairment of goodwill	-	2,600,315	2,600,315
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(317,016)	(167,032)	(760,235)
Increase in inventories	(22,375)	-	(21,246)
Increase in deferred tax assets	(1,457,460)	-	(1,457,460)
Increase in accruals and other payables	478,251	173,159	728,062
Net cash used in operating activities	(5,244,096)	(2,106,329)	(7,758,655)

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,931,838)	(229,723)	(2,975,767)
Acquisition of Intangible asset	(527,932)	-	(527,932)
Net cash inflow on acquisition of subsidiaries (Note 9)	-	897,453	897,453
Net cash (used in) provided by investing activities	(3,459,770)	667,730	(2,606,246)

FINANCING ACTIVITIES
Subscription payment	5,505,915		5,505,915
Loan borrowings	3,730,113	3,155,839	7,116,045
Capital stock issued for cash	-	-	49,365
Net cash provided by financing activities	9,236,028	3,155,839	12,671,325

Effect of foreign currency translation	96,355	52,928	92,289

Net increase in cash and cash equivalents	628,517	1,770,168	2,398,713
Cash and cash equivalents, beginning of year	1,770,196	28	-
Cash and cash equivalents, end of year	$2,398,713	$1,770,196	$2,398,713

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Major items for non-cash transaction:
Issuance of shares (Note 5)	$16,366,944	$-	$16,366,944
IP rights acquired through business combination (Note 8)	$6,782,000	$-	$6,782,000

See accompanying notes to consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Moxian, Inc. (formerly known as Moxian China, Inc., hereinafter referred as “Moxian,” together with its subsidiaries, the “Company”), was incorporated under the laws of the State of Nevada on October 12, 2010. The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform.

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

Moxian Shenzhen was invested and wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and was engaged in the business of internet technology, computer software, commercial information consulting

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia is conducting its business in IT services and media advertising industry.

Shenzhen Moyi Technologies Co., Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China and became a variable interest entity (“VIE”) of Moxian Shenzhen since July 15, 2014. Moxian Shenzhen controls Moyi through arrangement that absorbs operations risk, as if Moyi were a wholly-owned subsidiary of Moxian Shenzhen.

On January 30, 2015, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of REBL (“Moxian IP Samoa”) for $6,782,000 (the “Moxian IP Samoa Purchase Price”). Moxian IP Samoa owns all the intellectual property rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly-owned subsidiary of the Company.

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

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

The Company's audited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has generated revenue of $139,992 and has incurred an accumulated deficit of $9,939,511.

The Company is currently devoting its efforts to develop mobile application and online platform that facilitate the small to medium size businesses to attract more clients.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop apps and websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets

Intellectual property rights and other intangible assets are initially measured based on their fair values. Intellectual property rights and other intangible assets are being amortized on a straight-line basis over a period of 3-10 years and are stated net of accumulated amortization of $706,020 at September 30, 2015 and nil at September 30, 2014. Amortization expense charged to operations was $706,020 for 2015 and nil for 2014.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	Property and equipment, net

	As of
	September 30, 2015	September 30, 2014

Computers	$227,886	$213,600
Office equipment	2,129,199	68,623
Furniture and fixtures	22,752	32,011
Construction in progress	796,996	-
Leasehold improvements	193,225	156,101
Total property and equipment	3,370,058	470,335
Less: Accumulated depreciation	(428,496)	(121,666)
Total property and equipment, net	$2,941,562	$348,669

The depreciation expenses for the years ended September 30, 2015 and 2014 were $306,829 and $78,571, respectively.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Loans from shareholders

The loans are made to Moxian HK, Moxian Shenzhen, Moyi, and Moxian Malaysia are unsecured, interest free and will be due and payable in 12 months. Details of the loans are analyzed as follows:

	As of
Repayable	September 30, 2015	September 30, 2014

Within 1 month	$-	$-
1 to 3 months	-	-
More than 3 months but less than 12 months	1,462,525	6,151,932
	$1,462,525	$6,151,932

On May 4, 2015, Moxian Malaysia and Jet Key Limited (“Jet Key”), a shareholder of the Company, entered into a loan agreement whereby Jet Key agreed to provide a loan to Moxian Malaysia in an aggregate of $122,144 without any interests and with a term of repayment of 12 months.

On June 30, 2015, Moxian Shenzhen and Shenzhen Bayi Consulting Co. Ltd. (“Bayi”), a shareholder of the Company, entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in an aggregate of RMB6,100,000 (approximately $998,559) without any interests and with a term of repayment of 12 months, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015.

On September 30, 2015, Moxian Shenzhen and Bayi entered into a loan agreement a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in an aggregate of RMB2,080,000 (approximately $332,480) without any interests and with a term of repayment of 12 months.

5.	Shareholders’ equity

As of the date of this annual report, the number of total outstanding shares is 214,666,944 shares of Common Stock, par value $.001 per share (“Common Stock”) and nil share of Preferred Stock, par value $.001per share (“Preferred Stock”).

As previously disclosed in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed with the Securities and Exchange Commission on May 15, 2015, the Company entered into a subscription agreement (“Zhongtou Subscription Agreement”) with Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (“Zhongtou”) on April 24, 2015, whereby we agreed to sell an aggregate of 8,169,000 shares of the Company’s Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) and to issue to Zhongtou for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate of 32,000,000 shares (“Warrant Shares”) of Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015. On June 4, 2015, the Company and Zhongtou entered into a Termination Agreement to terminate the Zhongtou Subscription Agreement as Zhongtou’s principals have determined to make the investment described in the Zhongtou Subscription Agreement through a different entity, Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) (“Xinhua”).

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

On August 13, 2015, Xinhua and the Company entered into an Amendment Agreement (the “Amendment Agreement”) to amend certain terms under the Xinhua Subscription Agreement between the Company and Xinhua dated June 4, 2015 to September 30, 2015. Pursuant to the Xinhua Subscription Agreement, the Company will issue 8,190,000 shares of the Company’s Common Stock to Xinhua for $8,190,000 and grant the warrant (the “Warrant”) to purchase up to 32,000,000 shares of the Company’s Common Stock on or before July 31, 2015 (the “Expiration Date”)(such transaction, the “Transaction”). Pursuant to the Amendment Agreement (the “First Amendment Agreement”), the closing date of the Transaction was extended to September 30, 2015 and the Expiration Date of the Warrant was extended to September 30, 2015. As of the date of this Annual Report, the Transaction has not closed yet and there are no shares or warrants issued to Xinhua.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Shareholders’ equity (continued)

On August 14, 2015, the Company issued an aggregate of 8,584,944 shares of Common Stock to Ace Keen Limited, Jet Key Limited, Morolling International HK Limited, and Shenzhen Bayi Consulting Co., Ltd (the “Noteholders”) as a result of the conversion of $8,584,944 of convertible promissory notes held by the Noteholders at $1.00 per share.

On August 14, 2015, due to the VWAP of 30 trading day prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the convertible promissory note (the “Rebel Note”) in the principal amount of $7,782,000 issued to REBL dated January 30, 2015, the Company provided a notice of conversion to REBL and elected to convert the amount of $3,891,000 under the Rebel Note into 3,891,000 shares of the Company’s Common Stock at the conversion price of $1.00.

On September 30, 2015, the Company notified REBL that it elected to cause it to convert the remainder of the Rebel Note into 3,891,000 shares of Common Stock (“September Conversion”). After the August Conversion and September Conversion, the entire Rebel Note was converted into the total of 7,782,000 shares of the Common Stock without any balance outstanding.

As of September 30, 2015, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

6.	Earnings per share

	For the years ended September 30,
	2015	2014

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(4,938,345)	$(4,791,342)

Weighted average number of common shares outstanding – Basic and diluted	199,996,173	198,300,000

Basic earnings per share	$(0.02)	(0.02)
Diluted earnings per share	$(0.02)	(0.02)

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7	Income taxes

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

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 (date of inception) to September 30, 2015.

Moxian HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period from January 18, 2013 (date of inception) to September 30, 2015. The cumulative tax losses will represent a deferred tax asset.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2015.

Moxian Malaysia was incorporated in Malaysia. Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 (date of inception) to September 30, 2015.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2015.

Moxian IP Samoa was incorporated in Samoa. Moxian IP Samoa did not generate taxable income in Samoa for the period from January 30, 2015 (date of acquisition) to September 30, 2015.

Moxian CN Samoa was incorporated in Samoa. Moxian CN Samoa did not generate taxable income in Samoa for the period from February 17, 2014 (date of inception) to September 30, 2015.

As stipulated by the Taxation Law of PRC, the Company is subject to PRC income tax rate of 25%.

Income tax expenses for the years ended September 30, 2015 and 2014 are summarized as follows:

	September 30,
	2015	2014

Current	$-	$-
Deferred tax benefit	1,457,460	-
	$1,457,460	$-

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the years ended September 30, 2015 and 2014 is as follows:

	September 30,
	2015	2014

At the PRC statutory rate of 25%	$-	$-
Valuation allowances	1,457,460	-
	$1,457,460	$-

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Income taxes (Continued)

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2014 and 2013, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2015 and 2014 are presented below.

	September 30,
	2015	2014

Deferred tax assets
Operating loss carry forward	$1,457,460	$-
	$1,457,460	$-

The Company had net operating losses carry forward of $5,829,838 as of September 30, 2015 which will expire on various dates between September 30, 2018 and September 30, 2019.

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

On January 30, 2015, Company entered into an Equity Transfer Agreement with REBL to acquire from REBL 100% of the equity interests of Moxian IP Samoa for $6,782,000. Moxian IP Samoa owns all the intellectual property rights IP Rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly-owned subsidiary of the Company.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Acquisition

2015

Intellectual property rights	$6,782,000

9.	Intangible assets

As of September 30, 2015 and 2014, the Company has the following amounts related to intangible assets:

	September 30, 2015 Gross		September 30, 2014 Gross
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
IP rights	$6,782,000	$(678,200)	$-	$-
Other intangible assets	527,932	(27,820)	-	-
Total	$7,309,932	$(706,020)	$-	$-

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended September 30, 2015, and September 30, 2014, totaled $706,020 and nil, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the Year Ending September 30	Estimated Amortization Expense
2016	$854,200
2017	854,200
2018	854,200
2019	678,200
2020 and thereafter	3,391,000

Intangible assets consist of the following at September 30:

	2015	2014
IP rights	$6,782,000	$-
Other intangible assets	527,932	-
	$7,309,932	$-
Less: accumulated amortization	(706,020)	-
Net intangible assets	$6,603,912	$-

Amortization of intangible assets amounted to $706,020 for 2015 and nil for 2014.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2015 and 2014 were $1,548,958 and $134,436 respectively.

As of September 30, 2015, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended September 30, 2015,
2016	$652,912
2017	546,037
2018	356,333
Thereafter	-
Total minimum lease payments	$1,555,282

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the year ended September 30, 2015.

11.	Subsequent events

As of December 16, 2015, we entered into a Second Amendment Agreement to the Subscription Agreement (the “Second Amendment Agreement”) with Xinhua. Under the Second Amendment Agreement, the closing date of the transaction was extended to December 31, 2015 and the Expiration Date of the Warrant was extended to December 31, 2015 as well. As of the date of this Annual Report, the transaction has not closed yet and there are no shares or warrants issued to Xinhua.

Except the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the year ended September 30, 2015.

