Form 10-Q/A
period 2015-03-31
Moxian, Inc.
filed 2016-02-17
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  000-55017

MOXIAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3729742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Block A, 9/F, Union Plaza, 5022 Binjiang Avenue,

Futian District, Shenzhen City, Guangdong Province, China

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on May 20, 2015 (the “Original Filing”). We are amending the Original Filing to restate our unaudited condensed consolidated financial statements as of March 31, 2015 incorrect application of certain accounting practices and procedures in relation to the acquisition of Moxian Intellectual Property Limited (the “Moxian IP”) which should be accounted for as an asset acquisition, and not a business acquisition, for the three and six months ended March 31, 2015.

In connection with the acquisition of Moxian IP on January 30, 2015, the Company accounted for this transaction as business acquisition and recognized goodwill of USD 6,782,000. The Company identified this transaction should be accounted for assets acquisition and the USD 6,782,000 intangible assets - Intellectual property rights should be recognized. Accordingly, the amortization of the intangible assets would increase by USD 169,550 and USD 169,550 for the three and six months ended March 31, 2015, respectively. The net loss would increase by the same amounts for each period abovementioned.

An explanation of the impact on our unaudited condensed consolidated financial statements, and a detailed reconciliation of amounts as originally reported to restated amounts are contained in Note 2 to the accompanying restated financial statements contained in Part I — Item 1 of this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

1.	Part I - Item 1. Financial Statements
2.	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein; we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MOXIAN CHINA, INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

 (Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6 – 24

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	March 31, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$693,419	$1,770,196
Prepayments, deposits and other receivables	1,354,346	741,645
Inventory	45,097	-
Total current assets	2,092,862	2,511,841
Property and equipment, net (Note 4)	583,323	348,669
Intangible assets (Note 11)	6,612,450	-
TOTAL ASSETS	$9,288,635	$2,860,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$414,000	$295,601
Payable for acquisition (Note 10)	7,782,000	1,000,000
Loans from shareholders (Note 5)	4,738,198	4,018,861
Loans from a third party (Note 6)	2,897,214	2,133,071
Total current liabilities	15,831,412	7,447,533
Total liabilities	$15,831,412	$7,447,533

STOCKHOLDERS’ EQUITY
Capital stock (Note 7)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding as of March 31, 2015 and September 30, 2014	-	-
Common stock*, $0.001 par value, authorized: 500,000,000 shares. 198,300,000 shares issued and outstanding as of March 31, 2015 and September 30, 2014	198,300	198,300
Additional paid-in capital	162,914	162,914
Deficit accumulated during the development stage	(7,148,664)	(5,001,166)
Accumulated other comprehensive income	244,673	52,929
Total stockholders’ deficit	(6,542,777)	(4,587,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,288,635	$2,860,510

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the	For the	For the	For the period from Inception October 12,
	Three Months	Three Months	Six Months	Six Months	2010
	Ended	Ended	Ended	Ended	To
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015

Revenues, net	$22,661	$-	$68,166	$-	$124,288

Cost and expenses
Cost of sales	(11,648)	-	(11,648)	-	(35,073)
Depreciation and amortization expenses	(221,663)	(15,357)	(256,744)	(15,357)	(335,315)
Selling, general and administrative expenses	(939,062)	(351,628)	(1,936,758)	(351,628)	(4,315,634)
Impairment of goodwill	-	-	-	-	(2,600,315)
Loss from operations	(1,149,712)	(366,985)	(2,136,984)	(366,985)	(7,162,049)

Interest expenses	(12,792)	-	(12,792)	-	(12,792)
Interest income	2,267	8	2,278	8	26,177
Loss before income tax	(1,160,237)	(366,977)	(2,147,498)	(366,977)	(7,148,664)

Income tax expenses	-	-	-	-	-
Net loss	(1,160,237)	(366,977)	(2,147,498)	(366,977)	(7,148,664)

Foreign currency translation adjustments	49,395	7,887	191,744	7,887	244,673
Comprehensive loss	$(1,110,842)	$(359,090)	$(1,955,754)	$(359,090)	$(6,903,991)

Earnings per share (note 8)

Basic and diluted loss per common share	$(0.01)	$0.00	$(0.01)	$0.00

Basic and diluted weighted average common shares outstanding*	198,300,000	198,300,000	198,300,000	198,300,000

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	Deficit	other
	Common Stock*		paid-in	Development	comprehensive
	Shares	Amount	capital	Stage	income	Total

Balance at inception, October 12, 2010
Common shares issued - founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)
Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Net loss	-	-	-	(2,147,498)	-	(2,147,498)
Foreign currency adjustment	-	-	-	-	191,744	191,744

Balance, March 31, 2015	198,300,000	$198,300	$162,914	$(7,148,664)	$244,673	$(6,542,777)

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
			from Inception
	Six Months	Six Months	October 12, 2010
	Ended	Ended	To
	March 31, 2015	March 31, 2014	March 31, 2015
OPERATING ACTIVITIES
Net loss	$(2,147,498)	$(366,977)	$(7,148,664)
Depreciation and amortization expense	256,744	15,357	335,315
Impairment of goodwill	-	-	2,600,315
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(612,701)	(6,642)	(1,055,920)
Increase in inventories	(45,097)	(1,007)	(43,967)
Increase in accruals and other payables	118,399	82,679	368,210
Net cash used in operating activities	(2,430,153)	(276,590)	(4,944,711)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(34,288)	(96,923)	(78,217)
Net cash inflow on acquisition of subsidiaries (Note 10)	-	897,453	897,453
Net cash (used in) provided by investing activities	(34,288)	800,530	819,236

FINANCING ACTIVITIES
Loan borrowings	719,337	445,552	4,105,269

Loan from a third party	764,143	-	641,573
Capital stock issued for cash	-	-	49,365
Net cash provided by financing activities	1,483,480	445,552	4,796,207

Effect of foreign currency translation	(95,816)	8,955	22,687
Net (decrease) increase in cash and cash equivalents	(1,076,777)	978,447	693,419
Cash and cash equivalents, beginning of year	1,770,196	28	-
Cash and cash equivalents, end of year	$693,419	$978,475	$693,419

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Major items for non-cash transaction:
Acquisition by issuing convertible note	$6,782,000	$-	$6,782,000

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

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has generated revenue of $124,288 and has incurred an accumulated deficit of $7,148,664.

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Restatement

This financial statements contain restatement related to the acquisition of Moxian IP for the three and six months ended March 31, 2015.

In connection with the acquisition of Moxian IP on January 30, 2015 (see note 10), the Company accounted for this transaction as business acquisition and recognized goodwill of USD 6,782,000. The Company identified this transaction should be accounted for assets acquisition and the USD 6,782,000 intangible assets - Intellectual Property Rights should be recognized. Accordingly, the amortization of the intangible assets would increase by USD 169,550 and USD 169,550 for the three and six months ended March 31, 2015, respectively. The net loss would increase by the same amounts for each period abovementioned.

The impact of the restatement on the March 31, 2015 financial statements is reflected in the following tables:

CONSOLIDATED BALANCE SHEETS

	March 31, 2015
	As Previously Reported	As Restated
Goodwill (note 10)	6,782,000	-
Intangible assets (note 11)	-	6,612,450
Total Assets	9,458,185	9,288,635
Deficit accumulated during the development stage	(6,979,114)	(7,148,664)
Total stockholders’ deficit	(6,377,227)	(6,542,777)
Total liabilities and stockholders’ equity	9,458,185	9,288,635

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the six Months Ended		For the period from Inception
	March 31, 2015		March 31, 2015		October 12, 2010 to March 31, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization expenses	(52,113)	(221,663)	(87,194)	(256,744)	(165,765)	(335,315)
Loss from operations	(980,162)	(1,149,712)	(1,967,434)	(2,136,984)	(6,992,499)	(7,162,049)
Loss before income tax	(990,687)	(1,160,237)	(1,977,948)	(2,147,498)	(6,979,114)	(7,148,664)
Net Loss	(990,687)	(1,160,237)	(1,977,948)	(2,147,498)	(6,979,114)	(7,148,664)
Comprehensive loss	(941,292)	(1,110,842)	(1,786,204)	(1,955,754)	(6,734,441)	(6,903,991)
Basic and diluted loss per common share	0.00	(0.01)	(0.01)	(0.01)

CONSOLIDATED STATEMENTS OF CASH FLOW

			For the period from Inception
	Six Months Ended March 31, 2015		October 12, 2010 to March 31, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization expenses	87,194	256,744	165,765	335,315

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

Plant and Equipment, net

Plant and equipment are recorded at cost less accumulated depreciation and impairment. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computers	3 years
Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of estimated useful life or term of lease

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Summary of principal accounting policies (Continued)

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC 805: Business Combinations. The purchase method accounting requires that the consideration transferred to be allocated to the assets, including separately identifiable assets and liabilities the Company acquired based on their estimated fair values. The consideration transferred of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of comprehensive income.

The determination and allocation of fair values to the identifiable assets acquired, liabilities assumed and non-controlling interests is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. The Company determines discount rates to be used based on the risks inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of assets, forecasted life cycle and forecasted cash flows over that period.

In a business combination achieved in stages, the Company re-measures its previously held equity interest in the acquiree at its acquisition-date fair value and recognizes the resulting gain or loss in earnings.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles — Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company tests goodwill for impairment at the reporting unit level on an annual basis as of the fiscal year end, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, in accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Summary of principal accounting policies (Continued)

Intangible assets

Intangible assets, comprising Intellectual property rights (“IP rights”), which are separable from the fixed assets, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 10 years.

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Property and equipment, net

	As of
	March 31, 2015	September 30, 2014

Computers	$547,518	$213,600
Office equipment	34,288	68,623
Furniture and fixtures	3,055	32,011
Leasehold improvements	208,284	156,101
Total property and equipment	793,145	470,335
Less: Accumulated depreciation and amortization	(209,822)	(121,666)
Total property and equipment, net	$583,323	$348,669

The depreciation expenses for the six months ended March 31, 2015 and 2014 were $87,194 and $15,357, respectively.

5.	Loans from shareholders

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

On November 30, 2014, Moxian HK received HKD 500,000 (approximately $64,437) as a loan from MCL (“Moxian HK Loan”). The term of the loan is twelve months and it bears no interest. On December 31, 2014, the Company, MCL and Moxian HK entered into a loan agreement, pursuant to which the Company agreed to issue a convertible promissory note (“Moxian HK Note”) to MCL for the repayment of the Moxian HK Loan. The Moxian HK Note has a term of one year and bears no interest. Upon consummation of a financing which results in at least $5,000,000 in proceeds to the Company (“Qualified Financing”), the Moxian HK Note will automatically convert into shares of the Company’s Common Stock at a conversion price equal to the price of the Company’s securities sold in the Qualified Financing. If no Qualified Financing is consummated prior to the maturity date of Notes and as long as there remains any outstanding principal or interest on the Moxian HK Note, the Company shall have the option to convert the Note within 30 days after the maturity date at a conversion price that is equal to the volume weighted average price of Common Stock during a 20-trading day period prior to the conversion of the Note.

On January 15, 2015, Moxian HK received additional HKD 500,000 (approximately US$64,506) as a loan from MCL. The loan has a twelve month term and it bears no interest.

On February 10, 2015, Moxian HK received additional HKD 1,200,000 (approximately US$1,548,157) as a loan from Ace Keen. The loan has a twelve month term and it bears no interest.

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

7.	Shareholders’ equity

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Earnings per share

	For the six months ended March 31,
	2015	2014

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(2,147,498)	$(366,977)

Weighted-average shares of common stock outstanding in computing net loss per common stock*
Basic	198,300,000	198,300,000
Dilutive shares – convertible promissory note	5,188,000	-
Anti-dilutive effect of convertible promissory note	(5,188,000)
Diluted	198,300,000	198,300,000

Basic earnings per share	$(0.01)	(0.00)
Diluted earnings per share	$(0.01)	(0.00)

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

9.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the six months ended March 31, 2015 and 2014, and therefore, Moxian HK was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

Malaysia

Moxian Malaysia was incorporated in Malaysia. Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 (date of inception) to March 31, 2015. The management estimated that Moxian Malaysia will not generate any taxable income in the future.

Samoa

Moxian IP Samoa was incorporated in Samoa. Moxian IP Samoa did not generate taxable income or loss in Samoa for the period from January 30, 2015 (date of acquisition) to March 31, 2015.

Moxian CN Samoa was incorporated in Samoa. Moxian CN Samoa did not generate taxable income or loss in Samoa for the period from February 17, 2014 (date of inception) to March 31, 2015.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Income taxes (Continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

Moxian Shenzhen was incorporated in the People’s Republic of China (the “PRC”). Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to March 31, 2015. The management estimated that Moxian Shenzhen will not generate any taxable income in the future.

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended March 31, 2015 and 2014, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Acquisitions

Acquisition of Moxian BVI

On February 21, 2014, the Company entered into a License and Acquisition Agreement (“License and Acquisition Agreement”) with REBL, whereby the Company (i) acquired all the equity interests of Moxian BVI, and (ii) obtained the license to use the intellectual property rights (as define below) of REBL. Pursuant to the License and Acquisition Agreement, REBL agreed to sell, convey, and transfer 100% of the equity interests of Moxian BVI to Moxian CN Samoa, a newly incorporated wholly-owned subsidiary of the Company, in cash consideration of an aggregate of $1,000,000. As a result, The Company began to consolidate Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia’s financial statement on February 21, 2014.

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

The Company accounted for the acquisition of Moxian BVI as business acquisition in accordance with ASC 805.

The valuations used in the purchase price allocation were determined by the Company with the assistance of an independent third party valuation firm with the income approach applied. The allocation of the consideration for assets acquired and liability assumed based on their fair value was as follows:

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
$897,453

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Acquisition (Continued)

Acquisition of Moxian BVI (Continued)

The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. Goodwill primarily represents the expected synergies from combining operations of Moxian BVI with those of the Company, which are complementary to each other, and intangible assets that do not qualify for separate recognition. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

Prior to the acquisition, Moxian BVI did not prepare its financial statements in accordance with US GAAP. The Company determined that the cost of reconstructing the financial statement of Moxian BVI for the periods prior to the acquisition outweighed the benefits. Based on a comparison of Moxian BVI’s and the Company’s financial performance for the fiscal year prior to the acquisition, the Company did not consider Moxian BVI on its own to be material to the Company. Thus the Company’s management believes that the presentation of pro forma financial information with respect to the results of operations of the Company for the business combination is impractical.

A summary of changes in the Company’s goodwill is as follows:

March 31, 2015
Balance
Goodwill	$2,600,315
Accumulated impairment charges	(2,600,315)
-

No impairment loss was recorded for the six months ended March 31, 2015 and 2014 respectively.

Acquisition of Moxian IP

On January 30, 2015, Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL to acquire from REBL 100% of the equity interests of Moxian IP for $6,782,000 (the “Moxian IP Purchase Price”) promissory convertible notes (See Note 12). Moxian IP owns all the intellectual property rights IP Rights relating to the operation, use and marketing of the MO-Promo Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP became a wholly-owned subsidiary of the Company.

According to ASC 805-10-55, the relevant definition of business, the Company believes that the acquisition of Moxian IP is an asset acquisition and the estimated useful lives of the IP rights is 10 years.

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Intangible assets

As of March 31, 2015 and September 30, 2014, the Company has the following amounts related to intangible assets:

	March 31, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
IP rights	$6,782,000	$(169,550)	$-	$-

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the six months ended March 31, 2015 and 2014, totaled $169,550 and nil, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the Year Ending September 30	Estimated Amortization Expense
2015	$339,100
2016	678,200
2017	678,200
2018	678,200
2019 and thereafter	4,238,750

Intangible assets consist of the following as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
IP rights	$6,782,000	$-
Less: accumulated amortization	(169,550)	-
Net intangible assets	$6,612,450	$-

12.	Convertible Promissory Note

Under the Equity Transfer Agreement described in Note No.1, the Company and REBL agreed to terminate the License and Acquisition Agreement, dated February 21, 2014, whereby the Company was granted the exclusive right by REBL to use the intellectual property rights owned by Moxian IP, REBL’s subsidiary. In addition, we acquired all of the equity interests of Moxian BVI in consideration of $1,000,000 (the “Moxian BVI Purchase Price”). Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Purchase Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

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

MOXIAN CHINA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the six months ended March 31, 2015 and 2014 were $70,815 and $15,512 respectively.

As of March 31, 2015, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended March 31, 2015,
2016	$242,590
2017	106,453
2018	54,653
Thereafter	-
Total minimum lease payments	$403,696

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended March 31, 2015.

14.	Subsequent events

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

As of March 31, 2015 and September 30, 2014, our accumulated deficits were $7,148,664 and $5,001,166, respectively. Our stockholders’ deficiency was $6,542,777 and $4,587,023, respectively. We have so far generated $68,166 in revenue for the six months ended March 31, 2015. Our net loss for the six months ended March 31, 2015 was $2,147,498. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

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

Results of Operations

For the three months ended March 31, 2015 compared with the three months ended March 31, 2014

Gross Revenues

The Company received sales revenues of $22,661 in the three months ended March 31, 2015 compared to $nil in the three months ended March 31, 2014. The Company launched its marketing platform by offering it to merchants for free and during the last three months of 2014 started collecting monthly fees from merchants. Of the approximately 30,000 merchants on the platform as of March 31, 2015, approximately 721 were paying as of that date.

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

Net Loss

Net loss for the three months ended March 31, 2015 and three months ended March 31, 2014, were ($1,160,237) and ($366,977), respectively. Basic and diluted net income (loss) per share amounted to ($0.01) and ($0.00) respectively for the three months ended March 31, 2015 and three months ended March 31, 2014.

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

Net Loss

Net loss for the six months ended March 31, 2015 and six months ended March 31, 2014, were ($2,147,498) and ($366,977), respectively. Basic and diluted net income (loss) per share amounted ($0.01) and ($0.00) respectively for the six months ended March 31, 2015 and six months ended March 31, 2014.

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

ITEM 6.  EXHIBITS.

10.1**	Form of Subscription Agreement

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

** Previously filed as an exhibit to our Form 10-Q with the SEC on May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: February 17, 2016	BY:	/s/ James Mengdong Tan
Name: James Mengdong Tan
Title: Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

