Form 10-Q/A
period 2015-06-30
Moxian, Inc.
filed 2016-02-17
CIK 1516805

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2015 (the “Original Filing”). We are amending the Original Filing to restate our unaudited condensed consolidated financial statements as of June 30, 2015 incorrect application of certain accounting practices and procedures in relation to the acquisition of Moxian Intellectual Property Limited (the “Moxian IP”) which should be accounted for as an asset acquisition, and not a business acquisition, for the six and nine months ended June 30, 2015.

In connection with the acquisition of Moxian IP on January 30, 2015, the Company accounted for this transaction as business acquisition and recognized goodwill of USD 6,782,000. The Company identified this transaction should be accounted for assets acquisition and the USD 6,782,000 intangible assets - Intellectual property rights should be recognized. Accordingly, the amortization of the intangible assets would increase by USD 169,550 and USD 339,100 for the three and nine months ended June 30, 2015, respectively. The net loss would increase by the same amounts for each period abovementioned.

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

MOXIAN, INC. (formerly known as Moxian China, Inc.)

(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6 – 25

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,722,177	$1,770,196
Prepayments, deposits and other receivables	1,073,159	741,645
Inventory	44,034	-
Total current assets	3,839,370	2,511,841
Property and equipment, net (Note 4)	1,840,665	348,669
Intangible assets (Note 11)	6,442,900	-
TOTAL ASSETS	$12,122,935	$2,860,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$655,397	$295,601
Subscription deposit	2,475,950	-
Payable for acquisition (Note 10)	7,782,000	1,000,000
Loans from shareholders (Note 5)	5,369,662	4,018,861
Loans from a third party (Note 6)	4,213,841	2,133,071
Total current liabilities	20,496,850	7,447,533
Total liabilities	$20,496,850	$7,447,533

STOCKHOLDERS’ EQUITY
Capital stock (Note 7)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding as of June 30, 2015 and September 30, 2014	-	-
Common stock, $0.001 par value, authorized: 500,000,000 shares. 198,300,000 shares issued and outstanding as of June 30, 2015 and September 30, 2014 respectively	198,300	198,300
Additional paid-in capital	162,914	162,914
Deficit accumulated during the development stage	(9,064,805)	(5,001,166)
Accumulated other comprehensive income	329,676	52,929
Total stockholders’ deficit	(8,373,915)	(4,587,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,122,935	$2,860,510

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

					For the period
					from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	Inception October 12,
	Ended	Ended	Ended	Ended	2010 to
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015

Revenues, net	$18,187	$15,802	$86,353	$15,802	$142,475

Cost and expenses
Cost of sales	(15,203)	-	(26,852)	-	(50,277)
Depreciation and amortization expenses	(238,048)	(26,417)	(494,793)	(41,774)	(573,364)
Selling, general and administrative expenses	(1,661,660)	(793,125)	(3,598,417)	(1,144,753)	(5,977,293)
Impairment of goodwill	-	-	-	-	(2,600,315)
Loss from operations	(1,896,724)	(803,740)	(4,033,709)	(1,170,725)	(9,058,774)

Interest expenses	(19,416)	-	(32,194)	-	(8,295)
Interest income	-	51	2,264	59	2,264
Loss before income tax	(1,916,140)	(803,689)	(4,063,639)	(1,170,666)	(9,064,805)

Income tax expenses	-	-	-	-	-
Net loss	(1,916,140)	(803,689)	(4,063,639)	(1,170,666)	(9,064,805)

Foreign currency translation adjustments	85,003	7,128	276,747	7,128	329,676
Comprehensive loss	$(1,831,137)	$(796,561)	$(3,786,892)	$(1,163,538)	$(8,735,129)

Earnings per share (note 8)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	198,300,000	198,300,000	198,300,000	198,300,000

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock		paid-in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at inception, October 12, 2010

Common shares issued - founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Issue of common stock	-	-	-	-	-	-
Net loss	-	-	-	(4,063,639)	-	(4,063,639)
Foreign currency adjustment	-	-	-	-	276,747	276,747

Balance, June 30, 2015	198,300,000	$198,300	$162,914	$(9,064,805)	$329,676	$(8,373,915)

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period from Inception
	Nine Months	Nine Months	October 12, 2010
	Ended	Ended	to
	June 30, 2015	June 30, 2014	June 30, 2015
OPERATING ACTIVITIES
Net loss	$(4,063,639)	$(1,170,666)	$(9,064,805)
Depreciation and amortization expense	494,793	41,774	573,364
Impairment of goodwill	-	-	2,600,315
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(331,514)	32,650	(774,733)
Increase in inventories	(44,034)	(4,017)	(42,905)
Increase in accruals and other payables	359,795	115,679	609,607
Net cash used in operating activities	(3,584,599)	(984,580)	(6,099,157)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,331,774)	(147,339)	(1,375,703)
Net cash inflow on acquisition of subsidiaries (Note 10)	-	897,453	897,453
Net cash (used in) provided by investing activities	(1,331,774)	750,114	(478,250)

FINANCING ACTIVITIES
Issuance of common shares	-	-	-
Addition of paid-in-capital	-	-	-
Subscription deposit	2,475,950	-	2,475,950
(Repayment)/ Loan borrowings	1,350,801	2,025,072	4,736,733
Loan to a third party	2,080,770	-	2,080,770
Capital stock issued for cash	-	-	49,365
Net cash provided by financing activities	5,907,521	2,025,072	9,342,818

Effect of foreign currency translation	(39,167)	7,128	(43,234)
Net increase in cash and cash equivalents	951,981	1,797,734	2,722,177
Cash and cash equivalents, beginning of year	1,770,196	28	-
Cash and cash equivalents, end of year	$2,722,177	$1,797,762	$2,722,177

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Major items for non-cash transaction:
Acquisition by issuing convertible note	$6,782,000	$-	$6,782,000

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

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has generated revenue of $142,475 and has incurred an accumulated deficit of $9,064,805.

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Restatement of June 30, 2015 consolidated financial statements

This financial statements contain restatement related to the acquisition of Moxian IP for the three and nine months ended June 30, 2015.

In connection with the acquisition of Moxian IP on January 30, 2015 (see note 10), the Company accounted for this transaction as business acquisition and recognized goodwill of USD 6,782,000. The Company identified this transaction should be accounted for assets acquisition and the USD 6,782,000 intangible assets - Intellectual Property Rights should be recognized. Accordingly, the amortization of the intangible assets would increase by USD 169,550 and USD 339,100 for the three and nine months ended March 31, 2015, respectively. The net loss would increase by the same amounts for each period abovementioned.

The impact of the restatement on the June 30, 2015 financial statements is reflected in the following tables:

CONSOLIDATED BALANCE SHEETS

	March 31, 2015
	As Previously Reported	As Restated
Goodwill (note 10)	6,782,000	-
Intangible assets (note 11)	-	6,442,900
Total Assets	12,462,035	12,122,935
Deficit accumulated during the development stage	(8,725,705)	(9,064,805)
Total stockholders’ deficit	(8,034,815)	(8,373,915)
Total liabilities and stockholders’ equity	12,462,035	12,122,935

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months		For the nine Months		For the period from Inception
	Ended June 30, 2015		Ended June 30, 2015		October 12, 2010 to June 30, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization expenses	(68,498)	(238,048)	(155,693)	(494,793)	(234,264)	(573,364)
Loss from operations	(1,727,174)	(1,896,274)	(3,694,609)	(4,033,709)	(8,719,674)	(9,058,774)
Loss before income tax	(19,416)	(1,916,140)	(29,930)	(4,063,639)	(6,031)	(9,064,805)
Net Loss	(1,746,590)	(1,916,140)	(3,724,539)	(4,063,639)	(8,725,705)	(9,064,805)
Comprehensive loss	(1,661,587)	(1,831,137)	(3,447,792)	(3,786,892)	(8,396,029)	(8,735,129)

CONSOLIDATED STATEMENTS OF CASH FLOW

			For the period from Inception
	Six Months Ended June 30, 2015		October 12, 2010 to June 30, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization expenses	155,693	494,793	234,264	573,364

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Property and equipment, net

	As of
	June 30, 2015	September 30, 2014

Computers	$1,876,056	$213,600
Office equipment	33,338	68,623
Furniture and fixtures	3,000	32,011
Leasehold improvements	143,147	156,101
Total property and equipment	2,055,541	470,335
Less: Accumulated depreciation and amortization	(214,876)	(121,666)
Total property and equipment, net	$1,840,665	$348,669

The depreciation expenses for the nine months ended June 30, 2015 and 2014 were $155,693 and $41,774, respectively.

5.	Loans from shareholders

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

7.	Shareholders’ equity

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

There are no other warrants or options outstanding except above-mentioned to acquire any additional shares of common stock of the Company.

8.	Earnings per share

	For the nine months ended June 30,
	2015	2014

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(4,063,639)	$(1,170,666)

Weighted average number of common shares outstanding - Basic	198,300,000	198,300,000

Dilutive shares
– convertible promissory note	4,914,072	-
– anti-dilutive effect of convertible promissory notes	(4,914,072)	-

Diluted	198,300,000	198,300,000

Basic earnings per share	$(0.02)	$(0.01)
Diluted earnings per share	$(0.02)	$(0.01)

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the nine months ended June 30, 2015 and 2014, and therefore, Moxian HK was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Moxian CN Samoa was incorporated in Samoa. Moxian CN Samoa did not generate taxable income or loss in Samoa for the period from February 17, 2014 (date of inception) to June 30, 2015.

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended June 30, 2015 and 2014, the Company had no unrecognized tax benefits.

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
$897,453

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Acquisitions (Continued)

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

June 30, 2015
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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Intangible assets

As of June 30, 2015 and September 30, 2014, the Company has the following amounts related to intangible assets:

	June 30, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
IP rights	$6,782,000	$(339,100)	$-	$-

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the nine months ended June 30, 2015 and 2014, totaled $339,100 and nil, respectively.   The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the Year Ending September 30	Estimated Amortization Expense
2015	$169,550
2016	678,200
2017	678,200
2018	678,200
2019 and thereafter	4,238,750

Intangible assets consist of the following as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
IP rights	$6,782,000	$-
Less: accumulated amortization	(339,100)	-
Net intangible assets	$6,442,900	$-

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Subsequent events

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

As of June 30, 2015 and September 30, 2014, our accumulated deficits were ($9,064,805) and ($5,001,166), respectively. Our stockholders’ deficiency were ($8,373,915) and ($4,587,023), respectively. We generated $86,353 in revenue for the nine months ended June 30, 2015. Our net loss for the nine months ended June 30, 2015 was ($4,063,639). Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

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

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and three months ended June 30, 2014 were $1,661,659 and $793,125, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net loss for the three months ended June 30, 2015 and three months ended June 30, 2014, were ($1,916,140) and ($803,689), respectively. Basic and diluted net income (loss) per share amounted to ($0.01) and ($0.00) respectively for the three months ended June 30, 2015 and three months ended June 30, 2014.

The increase in net loss for the three months ended June 30, 2015 and three months ended June 30, 2014 was due to an increase in general and administrative expenses.

For the nine months ended June 30, 2015 compared with the nine months ended June 30, 2014

Gross Revenues

The Company received sales revenues of $86,353 in the nine months ended June 30, 2015 compared to $15,802 being generated in the nine months ended June 30, 2014.

Operating Expenses

Operating expenses for the nine months ended June 30, 2015 and nine months ended June 30, 2014 were $3,598,418 and $1,144,753, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net loss for the nine months ended June 30, 2015 and nine months ended June 30, 2014, were ($4,063,639) and ($1,170,666), respectively. Basic and diluted net income (loss) per share amounted ($0.02) and ($0.01) respectively for the nine months ended June 30, 2015 and nine months ended June 30, 2014.

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

ITEM 6.  EXHIBITS.

4.1**	Convertible Promissory Note issued by the Company to Rebel Group, Inc. dated January 30, 2015 (incorporated by reference herein to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2015).

10.1**	Amended and Restated Loan Agreement by and between the Company, Moxian (Hong Kong) Limited, and Ace Keen Limited dated May 30, 2015.

10.2**	Amended and Restated Loan Agreement by and between the Company, Moxian (Hong Kong) Limited, and Jet Key Limited dated May 30, 2015.

10.3**	Amended and Restated Loan Agreement by and between the Company, Moxian (Hong Kong) Limited, and Moxian China Limited dated May 30, 2015.

10.4**	Amended and Restated Loan Agreement by and between the Company, Moxian Malaysia SDN BHD, and Ace Keen Limited dated May 30, 2015.

10.5**	Amended and Restated Loan Agreement by and between the Company, Moxian Malaysia SDN BHD, and Morolling International HK Limited dated May 30, 2015.

10.6**	Amended and Restated Amended and Restated Loan Agreement by and between the Company, Moxian Malaysia SDN BHD, and Moxian China Limited dated May 30, 2015.

10.7**	Amended and Restated Loan Agreement by and between the Company, Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015.

10.8**	Loan Agreement by and between the Company, Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015.

10.9**	Subscription Agreement dated as of April 24, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).

10.10**	Form of Termination Agreement dated as of May 30, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.11**	Form of Subscription Agreement dated as of May 30, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.12**	Form of Amendment Agreement dated as of August 14, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q/A

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

** Previously filed as an exhibit to our Form 10-Q with the SEC on August 15, 2015

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

