Form 10-K/A
period 2015-09-30
Moxian, Inc.
filed 2016-02-18
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (the “Amended Filing”) to amend our Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on December 22, 2015 (the “Original Filing”). We are amending the Original Filing to restate our audited condensed consolidated financial statements as of September 30, 2015 incorrect application of certain accounting practices and procedures in relation to the acquisition of Moxian Intellectual Property Limited (the “Moxian IP”) which should be accounted for as an asset acquisition, and not a business acquisition, for the year ended September 2015. Also, the recognition of deferred tax assets derived from net operating loss should not have been recognized for the year ended September 30, 2015 and there is an overstated intangible assets and accruals and other payable as of September 30, 2015

In connection with the acquisition of Moxian IP on January 30, 2015, we accounted for this transaction as business acquisition and recognized goodwill of USD 6,782,000. We identified that this transaction should be accounted for as an asset acquisition regarding USD 6,782,000 of intangible assets. We identified that the amortization of the abovementioned intangible assets was over accrued by USD 169,550 for the year ended September 30, 2015. As a result, the amortization of intangible assets would decrease by USD 169,550 and the net loss would decrease by USD 169,550 for the year ended September 30, 2015.

We recognized USD 1.46 million of deferred tax assets derived from net operating loss at the year ended September 30, 2015. Management considered this amount was over accrued by USD 1.41 million according to their best estimation. As a result, the deferred tax assets would decrease USD 1.41 million as of September 30, 2015, the income tax expenses – deferred tax benefit would also decrease by USD 1.41 million and the net loss would increase by USD 1.41 million for the year ended September 30, 2015.

We also identified that the intangible assets was overstated by USD 173,177 as of September 30, 2015. As a result, the intangible assets would decrease USD 173,177 and accruals and other payables would decrease USD 173,177 as of September 30, 2015.

An explanation of the impact on our audited condensed consolidated financial statements, and a detailed reconciliation of amounts as originally reported to restated amounts are contained in Note 2 to the accompanying restated financial statements contained in Part IV - Item 15. Exhibits and Financial Statement Schedules.

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

1.	Part IV - Item 15. Exhibits and Financial Statement Schedules

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

As of September 30, 2015 and September 30, 2014, our accumulated deficits were $11,174,812 and $5,001,166, respectively. Our stockholders’ equity/(deficiency) was $5,505,091 and $(4,587,023), respectively. We have generated $83,870 and $56,122 in revenue for the years ended September 30, 2015 and 2014, respectively. Net loss for the years ended September 30, 2015 and 2014 were $(6,173,646) and $(4,791,342), respectively. Our losses have principally been attributed to operating expenses, R&D expenses, administrative and other operating expenses.

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

Operating Expenses

Operating expenses for the year ended September 30, 2015 and year ended September 30, 2014 were $5,443,815 and $2,176,963, respectively. The expenses consisted of our leases, R&D expenses, filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit/(Loss)

Net loss for the year ended September 30, 2015 and year ended September 30, 2014, were $6,173,646 and $4,791,342, respectively. Basic and diluted net loss per share amounted $0.03 and $0.02, respectively, for the year ended September 30, 2015 and year ended September 30, 2014.

The increase in net loss for the year ended September 30, 2015 compared to the year ended September 30, 2014 was due to an increase in general and administrative expenses.

Liquidity and Capital Resources

Cash Assets

At year ended September 30, 2015, we had working capital deficit of $4,089,365, consisting of cash of $2,398,713 as compared to working capital deficit of $4,935,692 and cash of $1,770,196 as of September 30, 2014.

Net cash used in operating activities for the year ended September 30, 2015 was $5,417,273 as compared to net cash used in operating activities of $2,106,329 for the year ended September 30, 2014. The cash used in operating activities are mainly for our leases, R&D expenses, filing fees, professional fees, payroll and benefits and general expenses.

Net cash from/for investing activities for the year ended September 30, 2015 was that $3,286,593 was used for investing activity as compared to $667,730 was provided by investing activity for the year ended September 30, 2014. It was mainly because we used about $3 million to purchase office equipment and perform construction for leased offices (leasehold improvement).

Net cash provided by financing activities for the year ended September 30, 2015 was $9,236,028 as compared to $3,155,839 for the year ended September 30, 2015. The increase was mainly because we received $5.5 million investment from Xinhua in the year ended September 30, 2015.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 3 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

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

Changes in internal controls over financial reporting

Except for the following, there was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internl controls over financial reporting:

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

Name	Date of Reporting Event	Required Filing Date	Date of Filing
Ng Kian Yong	11 /14/2013(1)	11/24/2013	Form 3 to be filed on 12/31/2015
Qin Changjian	11 /14/2013(2)	11/24/2013	Form 3 to be filed on 12/31/2015
James Mengdong Tan	02 /13/2015(3)	02/23/2015	Form 3 to be filed on 12/31/2015
Liew Kwong Yeow	06 /30/2015(4)	07/10/2015	Form 3 to be filed on 12/31/2015

(1)	Date of appointment as an officer and director of the Company.

(2)	Date of appointment as a director of the Company.

(3)	Date of appointment as a director of the Company.

(4)	Date of appointment as a director of the Company.

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

The following are filed as part of this report:

Financial Statements

The following financial statements of Moxian, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014	F-2

Audited Consolidated Statements of Operations for the year ended September 30, 2015, for the year ended September 30, 2014, and for the Period from October 12, 2010 (inception) to September 30, 2015	F-3

Audited Consolidated Statements of Changes in Stockholders’ Equity for the Period from October 12, 2010 (inception) to September 30, 2015	F-4

Audited Consolidated Statements of Cash Flows for the year ended September 30, 2015, for the year ended September 30, 2014, and for the Period from October 12, 2010 (inception) to September 30, 2015	F-5

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS	F-6 to F-20

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on October 12, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

3.2	Restated Articles of Incorporation of the Company filed on May 2, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2011).

3.3	Certificate of Amendment to the Company’s Articles of Incorporation filed on December 9, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

3.4	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

4.1**	Specimen Stock Certificate of Common Stock of Moxian, Inc.

10.1	Subscription Agreement dated as of April 24, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).

10.2	Form of Termination Agreement dated as of June 4, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.3	Form of Subscription Agreement dated as of June 4, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing). (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.4	Form of Amendment Agreement dated as of August 14, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.( (incorporated by reference herein to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015)

10.5**	Form of Second Amendment Agreement dated as of December 16, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.

10.6**	Loan Agreement dated May 4, 2015 by and between Jet Key Limited and Moxian Malaysia SDN. BHD.

10.7**	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015.

10.8**	Loan Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated September 30, 2015.

21.1**	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Previously filed as an exhibit to our Form 10-K with the SEC on December 22, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: February 18, 2016	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Liew Kwong Yeow	Date: February 18, 2016
Liew Kwong Yeow
Director

/s/ James Mengdong Tan	Date: February 18, 2016
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

As discussed in Note 2 to the accompanying financial statements, the financial statements of the Company for the year ended September 30, 2015 have been restated to correct certain misstatements.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, December 15, 2015

Except for Note 2 dated February 17, 2016

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	September 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,398,713	$1,770,196
Prepayments, deposits and other receivables	1,042,727	741,645
Inventories	38,310	-
Total current assets	3,479,750	2,511,841

Deferred tax assets (Note 10)	52,609	-
Property and equipment, net (Note 5)	2,941,562	348,669
Intangible assets (Note 6)	6,600,285	-
TOTAL ASSETS	$13,074,206	$2,860,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$600,675	$295,601
Payable for acquisition (Note 4)	-	1,000,000
Loans from shareholders (Note 7)	1,462,525	6,151,932
Subscription payment	5,505,915	-
Total current liabilities	7,569,115	7,447,533
Total liabilities	$7,569,115	$7,447,533

STOCKHOLDERS’ EQUITY
Capital stock (Note 8)
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding as of September 30, 2015 and September 30, 2014, respectively	-	-
Common stock, $0.001 par value, authorized: 500,000,000 shares. 214,666,944 shares and 198,300,000 shares issued and outstanding as of September 30, 2015 and September 30, 2014, respectively	214,667	198,300
Additional paid-in capital	16,350,577	162,914
Deficit accumulated during the development stage	(11,174,812)	(5,001,166)
Accumulated other comprehensive income	114,659	52,929
Total stockholders’ equity/ (deficit)	5,505,091	(4,587,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,074,206	$2,860,510

See accompanying notes to consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	Year	Year	October 12,
	Ended	Ended	2010 to
	September 30, 2015	September 30, 2014	September 30, 2015

Revenues, net	$83,870	$56,122	$139,992

Cost and expenses
Cost of sales	(25,269)	(15,514)	(48,694)
Depreciation and amortization expenses	(843,299)	(78,571)	(921,870)
Selling, general and administrative expenses	(5,443,815)	(2,176,963)	(7,822,691)
Impairment of goodwill	-	(2,600,315)	(2,600,315)
Loss from operations	(6,228,513)	(4,815,241)	(11,253,578)

Interest income	2,258	23,899	26,157
Loss before income tax	(6,226,255)	(4,791,342)	(11,227,421)

Income tax expenses-deferred tax benefit	52,609	-	52,609
Net loss	(6,173,646)	(4,791,342)	(11,174,812)

Foreign currency translation adjustments	61,730	52,929	114,659
Comprehensive loss	$(6,111,916)	$(4,738,413)	$(11,060,153)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Basic and diluted weighted average common shares outstanding	199,996,173	198,300,000

See accompanying notes to consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock*		paid-in	development	comprehensive
	Shares	Amount	Capital	Stage	income	Total

Balance at inception, October 12, 2010
Common shares issued -
Founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Issuance of shares	16,366,944	16,367	16,350,577	-	-	16,366,944
Inclusion of Moyi (See Note 1)	-	-	(162,914)	-	-	(162,914)
Net loss	-	-	-	(6,173,646)	-	(6,173,646)
Foreign currency adjustment	-	-	-	-	61,730	61,730

Balance, September 30, 2015	214,666,944	$214,667	$16,350,577	$(11,174,812)	$114,659	$5,505,091

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to consolidated financial statements

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
			from Inception
	Year	Year	October 12,
	Ended	Ended	2010 to
	September 30, 2015	September 30, 2014	September 30, 2015
OPERATING ACTIVITIES
Net loss	$(6,173,646)	$(4,791,342)	$(11,174,812)
Depreciation and amortization expense	843,299	78,571	921,870
Impairment of goodwill	-	2,600,315	2,600,315
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(317,016)	(167,032)	(760,235)
Increase in inventories	(22,375)	-	(21,246)
Increase in deferred tax assets	(52,609)	-	(52,609)
Increase in accruals and other payables	305,074	173,159	554,885
Net cash used in operating activities	(5,417,273)	(2,106,329)	(7,931,832)

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,931,838)	(229,723)	(2,975,767)
Acquisition of Intangible asset	(354,755)	-	(354,755)
Net cash inflow on acquisition of subsidiaries (Note 4)	-	897,453	897,453
Net cash (used in)/provided by investing activities	(3,286,593)	667,730	(2,433,069)

FINANCING ACTIVITIES
Subscription received	5,505,915		5,505,915
Loan borrowings	3,730,113	3,155,839	7,116,045
Capital stock issued for cash	-	-	49,365
Net cash provided by financing activities	9,236,028	3,155,839	12,671,325

Effect of foreign currency translation	96,355	52,928	92,289

Net increase in cash and cash equivalents	628,517	1,770,168	2,398,713
Cash and cash equivalents, beginning of year	1,770,196	28	-
Cash and cash equivalents, end of year	$2,398,713	$1,770,196	$2,398,713

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Major items for non-cash transaction:
Issuance of shares in conversion of convertible promissory notes (Note 8)	$16,366,944	$-	$16,366,944
IP rights acquired by issuing common stock (Note 4)	$6,782,000	$-	$6,782,000

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

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s audited consolidated financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end of the Company is September 30.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

The Company's audited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since October 12, 2010 (inception), the Company has generated revenue of $139,992 and has incurred an accumulated deficit of $11,174,812.

The Company is currently devoting its efforts to develop mobile application and online platform that facilitate the small to medium size businesses to attract more clients.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop apps and websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.	Restatement of Financial Statements

Subsequent to the preparation of the Company’s consolidated financial statements as of and for the year ended September 30, 2015, management identified errors in the Company’s previously issued consolidated financial statements. The Company has incorrectly accounted for : (i) the recognition of deferred tax assets derived from the net operating loss at the year ended September 30, 2015; (ii) the over accrued amortization of intangible assets for the year ended September 30, 2015; (iii) the overstated intangible assets and accruals and other payables as of September 30, 2015.

1)	The Company recognized $1.46 million of deferred tax assets derived from the net operating loss at the year ended September 30, 2015 (See note 10). Management considered this amount was over accrued by $1.41 million according to their best estimation. As a result, the deferred tax assets would decrease $1.41 million as of September 30, 2015, the income tax expenses – deferred tax benefit would also decrease by $1.41 million and the net loss would increase by $1.41 million for the year ended September 30, 2015.

2)	The Company identified that the amortization of intangible assets - Intellectual Property Rights was over accrued by $169,550 for the year ended September 30, 2015. As a result, the amortization of intangible assets would decrease $169,550 and the net loss would decrease by $169,550 for the year ended September 30, 2015.

3)	Moreover, the Company identified that the cost for purchasing intangible assets was overstated by $173,177 as of September 30, 2015. As a result, the intangible assets would decrease $173,177 and accruals and other payables would decrease $173,177 as of September 30, 2015

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Restatement of Financial Statements (Continued)

The impact of the restatement on the September 30, 2015 financial statements is reflected in the following tables:

CONSOLIDATED BALANCE SHEETS

	September 30, 2015
	As Previously Reported	As Restated
Total current assets	4,937,210	3,479,750
Deferred tax assets (note 8)	1,457,460	52,609
Intangible assets (note 10)	6,603,912	6,600,285
Total Assets	14,482,684	13,074,206
Accruals and other payables	773,852	600,675
Total current liabilities	7,742,292	7,569,115
Total liabilities	7,742,292	7,569,115
Deficit accumulated during the development stage	(9,939,511)	(11,174,812)
Total stockholders’ equity	6,740,392	5,505,091
Total liabilities and stockholders’ equity	14,482,684	13,074,206

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

			For the period from Inception
	For the year Ended September 30, 2015		October 12, 2010 to September 30, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization expenses	1,012,849	843,299	1,091,420	921,870
Loss from operations	(6,398,063)	(6,228,513)	(11,423,128)	(11,253,578)
Loss before income tax	(6,395,805)	(6,226,255)	(11,396,971)	(11,227,421)
Income tax expenses	1,457,460	52,609	1,457,460	52,609
Net Loss	(4,938,345)	(6,173,646)	(9,939,511)	(11,174,812)
Comprehensive loss	(4,876,615)	(6,111,916)	(9,824,852)	(11,060,153)
Basic and diluted loss per common share	(0.02)	(0.03)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended September 30, 2015		For the period from Inception October 12, 2010 to September 30, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Loss	(4,938,345)	(6,173,646)	(9,939,511)	(11,174,812)
Depreciation and Amortization expenses	1,012,849	843,299	1,091,420	921,870
Increase in deferred tax assets	(1,457,460)	(52,609)	(1,457,460)	(52,609)
Increase in accruals and other payables	478,251	305,074	728,062	554,885
Net cash used in operating activities	(5,244,096)	(5,417,273)	(7,758,655)	(7,931,832)
Acquisition of Intangible assets	(527,932)	(354,755)	(527,932)	(354,755)
Net Cash used in investing activities	(3,459,770)	(3,286,593)	(2,606,246)	(2,433,069)

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Summary of principal accounting policies

Basis of presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and reflect the activities of the following subsidiaries and VIE: Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Shenzhen, Moxian Malaysia, Moyi and Moxian IP Samoa. All material intercompany transactions and balances have been eliminated in the consolidation.

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

ASC 810 (Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46R”), addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s audited consolidated financial statements. Pursuant to an Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014, Moxian Shenzhen has the exclusive right to provide to Moyi technical and systems support, marketing consulting services, training for technical personnel and technical consulting services. As payment for these services, Moyi has agreed to pay Moxian Shenzhen a service fee equal to 100% Moyi’s pre-tax profit. In accordance with the provisions of ASC 810, the Company has determined that Moyi is a VIE of Moxian Shenzhen and that the Company is the primary beneficiary, and accordingly, the financial statements of Moyi are consolidated into the financial statements of the Company.

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

Use of estimates

The preparation of the audited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the audited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the consolidated financial statements.

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

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive.

Plant and equipment, net

Plant and equipment are recorded at cost less accumulated depreciation and impairment. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computers	3 years
Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of estimated useful lives or term of lease

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

Business Combinations (Continued)

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

Intangible assets

Intangible assets, comprising Intellectual property rights (“IP rights”) and other intangible assets, which are separable from the fixed assets, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 10 years.

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Acquisitions (Continued)

Acquisition of Moxian BVI (continued)

The changes in carrying value of goodwill by reportable segments for the years ended September 30, 2015 and 2014 are as follows:

Goodwill
Balance as of September 30, 2013	$-
Increase in goodwill related to acquisition	2,600,315
Impairment losses	(2,600,315)
Balance as of September 30, 2014	$-
Balance as of September 30, 2015	$-

5.	Property and equipment, net

	As of
	September 30, 2015	September 30, 2014

Computers	$227,886	$213,600
Office equipment	2,129,199	68,623
Furniture and fixtures	22,752	32,011
Construction in progress	796,996	-
Leasehold improvements	193,225	156,101
Total property and equipment	3,370,058	470,335
Less: Accumulated depreciation	(428,496)	(121,666)
Total property and equipment, net	$2,941,562	$348,669

The depreciation expenses for the years ended September 30, 2015 and 2014 were $306,829 and $78,571, respectively.

6.	Intangible assets

As of September 30, 2015 and 2014, the Company has the following amounts related to intangible assets:

	2015	2014
IP rights	$6,782,000	$-
Other intangible assets	354,755	-
	7,136,755	$-
Less: accumulated amortization	(536,470)	-
Net intangible assets	$6,600,285	$-

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended September 30, 2015, and September 30, 2014, totaled $536,470 and nil, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the Year Ending September 30	Estimated Amortization Expense
2016	$854,200
2017	854,200
2018	826,312
2019	678,200
2020 and thereafter	$3,387,373

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Loans from shareholders

The loans are made to Moxian HK, Moxian Shenzhen, Moyi, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months. Details of the loans are analyzed as follows:

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

8.	Shareholders’ equity

As of December 22, 2015, the number of total outstanding shares is 214,666,944 shares of Common Stock, par value $.001 per share (“Common Stock”) and nil share of Preferred Stock, par value $.001per share (“Preferred Stock”).

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

As of September 30, 2015, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

9.	Earnings per share

	For the year ended September 30,
	2015	2014

Net loss attributable to ordinary shareholders for computing basic and diluted net loss per ordinary share	$(6,173,646)	$(4,791,342)

Weighted average number of common shares outstanding – Basic and diluted	199,996,173	198,300,000

Basic earnings per share	$(0.03)	(0.02)
Diluted earnings per share	$(0.03)	(0.02)

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2015 and 2014, and therefore, Moxian HK was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Income taxes (Continued)

PRC (continued)

The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period October 12, 2010 (date of inception) through September 30, 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.

Income tax expenses for the years ended September 30, 2015 and 2014 are summarized as follows:

	For the Year Ended September 30,
	2015	2014

Current income tax expense	$-	$-
Deferred tax benefit	52,609	-
	$52,609	$-

A reconciliation between taxes computed at the PRC statutory rate of 25% and the Company’s effective tax rate for the years ended September 30, 2015 and 2014 is as follows:

	For the Year Ended September 30,
	2015	2014

At the PRC statutory rate of 25%	$25.0%	$25.0%
Effect of change in valuation allowance	(24.2%)	(25.0%)
	$0.8%	$0.0%

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended September 30, 2015 and 2014, the Company had no unrecognized tax benefits.

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

	September 30,
	2015	2014

Deferred tax assets:
- Operating loss carry forward	$52,609	$-
	$52,609	$-

The Company had net operating carry-forward losses of $210,437 as of September 30, 2015 which will expire on various dates between September 30, 2018 and September 30, 2020.

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Convertible Promissory Note

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

MOXIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2015 and 2014 were $1,548,958 and $134,436 respectively.

As of September 30, 2015, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended September 30, 2015,
2016	$652,912
2017	546,037
2018	356,333
Thereafter	-
Total minimum lease payments	$1,555,282

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of September 30, 2015.

13.	Subsequent events

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

