Form 10-Q
period 2015-12-31
Moxian, Inc.
filed 2016-02-22
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 22, 2016, the registrant had 220,943,275 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,249,611	$2,398,713
Prepayments, deposits and other receivables	752,530	1,042,727
Inventories	36,546	38,310
Total current assets	2,038,687	3,479,750

Deferred tax assets (Note 8)	54,390	52,609
Property and equipment, net (Note 3)	2,189,212	2,941,562
Intangible assets, net (Note 4)	7,313,357	6,600,285
TOTAL ASSETS	$11,595,646	$13,074,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accruals and other payables	$422,332	$600,675
Loans from shareholders (Note 5)	2,205,299	1,462,525
Subscription payment	6,161,714	5,505,915
Total current liabilities	8,789,345	7,569,115
Total liabilities	$8,789,345	$7,569,115

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. 0 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	-	-
Common stock, $0.001 par value, authorized: 500,000,000 shares. 214,666,944 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively (Note 6)	214,667	214,667
Additional paid-in capital	16,350,577	16,350,577
Deficit accumulated during the development stage	(13,979,040)	(11,174,812)
Accumulated other comprehensive income	220,097	114,659
Total stockholders’ equity	2,806,301	5,505,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,595,646	$13,074,206

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For Three Months Ended December 31
	2015	2014
	(Unaudited)	(Unaudited)
Revenues, net	$5,584	$45,505
Cost of revenue	(1,306)	(7,911)
Gross Profit	4,278	37,594

Depreciation and amortization expenses	(443,444)	(35,081)
Selling, general and administrative expenses	(2,370,366)	(989,785)
Loss from operations	(2,809,532)	(987,272)

Interest income	884	11
Other income	1,501	-
Loss before income tax	(2,807,147)	(987,261)

Income tax expenses-deferred tax benefit (Note 8)	2,919	-
Net loss	(2,804,228)	(987,261)

Foreign currency translation adjustments	105,438	142,349
Comprehensive loss	$(2,698,790)	$(844,912)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	214,666,944	198,300,000

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock*		paid-in	development	comprehensive
	Shares	Amount	Capital	Stage	income	Total

Balance at inception, October 12, 2010
Common shares issued - Founder for property and equipment	186,000,000	$186,000	$-	$(182,900)	$-	$3,100
Additional paid in capital by founder	-	-	-	169	-	169
Net loss	-	-	-	(21)	-	(21)

Balance, December 31, 2010	186,000,000	$186,000	$-	$(182,752)	$-	$3,248

Additional paid in capital by founder	-	-	-	2,146	-	2,146
Issue of common stock	12,300,000	12,300	-	28,700	-	41,000
Net loss	-	-	-	(12,606)	-	(12,606)

Balance, December 31, 2011	198,300,000	$198,300	$-	$(164,512)	$-	$33,788

Net loss	-	-	-	(33,572)	-	(33,572)

Balance, December 31, 2012	198,300,000	$198,300	$-	$(198,084)	$-	$216

Additional paid in capital by founder	-	-	-	2,950	-	2,950
Net loss	-	-	-	(14,690)	-	(14,690)

Balance, September 30, 2013	198,300,000	$198,300	$-	$(209,824)	$-	$(11,524)

Inclusion of Moyi (See Note 1)	-	-	162,914	-	-	162,914
Net loss	-	-	-	(4,791,342)	-	(4,791,342)
Foreign currency adjustment	-	-	-	-	52,929	52,929

Balance, September 30, 2014	198,300,000	$198,300	$162,914	$(5,001,166)	$52,929	$(4,587,023)

Issuance of shares	16,366,944	16,367	16,350,577	-	-	16,366,944
Inclusion of Moyi (See Note 1)	-	-	(162,914)	-	-	(162,914)
Net loss	-	-	-	(6,173,646)	-	(6,173,646)
Foreign currency adjustment	-	-	-	-	61,730	61,730

Balance, September 30, 2015	214,666,944	$214,667	$16,350,577	$(11,174,812)	$114,659	$5,505,091

Net loss	-	-	-	(2,804,228)	-	(2,804,228)
Foreign currency adjustment	-	-	-	-	105,438	105,438

Balance, December 31, 2015	214,666,944	$214,667	$16,350,577	$(13,979,040)	$220,097	$2,806,301

*The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For Three Months Ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,804,228)	$(987,261)
Depreciation and amortization expense	443,444	35,081
Changes in operating assets and liabilities:
Inventories	1,067	(35,687)
Prepayments, deposits and other receivables	276,554	(147,812)
Deferred tax assets	(2,919)	-
Accruals and other payables	612,347	(111,127)
Net cash used in operating activities	(1,473,735)	(1,246,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(303,821)	(20,109)
Purchase of intangible asset	(124,484)	-
Net cash used in investing activities	(428,305)	(20,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholders borrowings	775,883	418,931
Net cash provided by financing activities	775,883	418,931

Effect of foreign currency translation	(22,944)	142,349
Net decrease in cash and cash equivalents	(1,149,101)	(705,635)
Cash and cash equivalents, beginning of year	2,398,712	1,770,196
Cash and cash equivalents, end of year	$1,249,611	$1,064,561

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Independent State of Samoa.

On February 21, 2014, the Company completed the acquisition of Moxian Group Limited (“Moxian BVI”) and its subsidiaries from Rebel Group, Inc., a Florida Corporation (“REBL”) pursuant to a License and Acquisition Agreement (the “License and Acquisition Agreement”), whereby the Company (i) acquired all the equity interests of Moxian BVI, and (ii) obtained the license to use the intellectual property rights (as define below) of REBL. Pursuant to the License and Acquisition Agreement, REBL agreed to sell, convey, and transfer 100% of the equity interests of Moxian BVI to Moxian CN Samoa, a newly incorporated wholly-owned subsidiary of the Company, in cash consideration of an aggregate of $1,000,000. As a result, The Company began to consolidate Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia’s financial statement on February 21, 2014.

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

Shenzhen Moyi Technologies Co., Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China (the “PRC”) and became a variable interest entity (“VIE”) of Moxian Shenzhen since July 15, 2014. Moxian Shenzhen controls Moyi through arrangement that absorbs operations risk, as if Moyi were a wholly-owned subsidiary of Moxian Shenzhen.

On January 30, 2015, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of REBL (“Moxian IP Samoa”) for $6,782,000 (the “Moxian IP Samoa Purchase Price”), meanwhile terminated the License and Acquisition Agreement. Moxian IP Samoa owns all the intellectual property rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly-owned subsidiary of the Company.

Moxian Technology (Beijing) Company Limited (“Moxian Beijing”) was incorporated on December 10, 2015 under the laws of PRC by Moxian Shenzhen.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and reflect the activities of the following subsidiaries and VIE: Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Shenzhen, Moxian Malaysia, Moyi, Moxian Beijing and Moxian IP Samoa. All material intercompany transactions and balances have been eliminated in the consolidation.

The interim consolidated financial information as of December 31, 2015 and for the three months ended December 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2015, its consolidated results of operations for three months ended December 31, 2015 and 2014, and its consolidated cash flows for the three months ended December 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

MOXIAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Foreign currency transactions and translation

The reporting currency of the Company is United States Dollars (the “USD”) and the functional currency of Moxian Shenzhen, Moyi and Moxian Beijing is Renminbi (the “RMB”) as China is the primary economic environment in which they operate, the functional currency of Moxian HK is Hong Kong Dollar (the “HKD”), and the functional currency of Moxian Malaysia is Malaysia Ringgit (the “MYR”).

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar ("U.S. dollar") so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ deficit. Transaction gains and losses are recognized in the statements of operations and comprehensive income.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	December 31, 2015	September 30, 2015
RMB:USD	6.4917	6.3568
HKD:USD	7.7510	7.7501
MYR:USD	4.3026	4.4124

Items in the statements of operations and comprehensive loss, and statements cash flows

	Three Months Ended December 31,
	2015	2014
RMB:USD	6.3907	6.1389
HKD:USD	7.7506	7.7559
MYR:USD	4.2821	3.3643

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective from the first quarterly report on Form 10-Q of the fiscal year ending September 30, 2016 and its adoption resulted in the removal of previously required development stage financial information.

MOXIAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for interim and annual periods ending after December 15, 2016 and early adoption is permitted. The amendments in this ASU will not impact the Company's financial position or results of operations. The new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with this new guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU should be applied prospectively and will be effective for the Company beginning January 1, 2017 with early adoption permitted. The Company is currently evaluating the new guidance; however, it does not anticipate that the impact to its consolidated financial statements will be significant.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be entirely classified as noncurrent within the statement of financial position, and is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not adopted this guidance as of December 31, 2015.

3.	Property and equipment, net

	December 31, 2015	September 30, 2015
	(Unaudited)
Electronic equipment	$2,341,915	$2,357,085
Furniture and fixtures	87,412	22,752
Construction in progress	-	796,996
Leasehold improvements	392,389	193,225
Total property and equipment	2,821,716	3,370,058
Less: Accumulated depreciation	(632,504)	(428,496)
Total property and equipment, net	$2,189,212	$2,941,562

The depreciation expenses for the three months ended December 31, 2015 and 2014 were $223,424 and $35,081, respectively.

4.	Intangible assets

As of December 31, 2015 and September 30, 2015, the Company has the following amounts related to intangible assets:

	December 31, 2015	September 30, 2015
	(Unaudited)
IP rights	$6,782,000	$6,782,000
Other intangible assets	1,287,265	354,755
	8,069,265	$7,136,755
Less: accumulated amortization	(755,908)	(536,470)
Net intangible assets	$7,313,357	$6,600,285

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three months ended December 31, 2015 and 2014, totaled $220,020 and $0, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years subsequent to December 31, 2015:

For the Fiscal Year Ending September 30	Estimated Amortization Expense
(Unaudited)
2016	$687,293
2017	916,390
2018	893,950
2019	764,773
2020 and thereafter	$4,050,951

MOXIAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Related party transactions and balances

The table below sets forth related parties having transactions for the three months ended December 31, 2015 and 2014, or balances as of December 31, 2015 and September 30, 2015 with the Group.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 5% shareholder of the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A 32.8% shareholder of the Company
Zhang Xin	A below 5% shareholder of the Company

Details of major related party balances as of December 31, 2015 and September 30, 2015 and main transactions for the three months ended December 31, 2015 and 2014 are as follows:

(1)	Amount due to shareholders

Nature and Company	December 31, 2015	September 30, 2015
	(Unaudited)
Bayi	$1,642,233	$1,286,811
Moxian China Limited	161,087	(50,256)
Jet Key	203,823	202,373
Ace Keen	99,133	23,597
Zhang Xin	99,023		-
	$2,205,299	$1,462,525

(2)	Main transactions with shareholders

Nature and Company	Three Months Ended December 31
	2015	2014
	(Unaudited)	(Unaudited)
Loan from /(repayment to) Bayi	$388,202	$(23,436)
Loan from Moxian China Limited	212,629	411,714
Loan from Zhang Xin	99,025	-
Loan from Ace Keen	76,028	7,333

The loans were made by shareholders to Moxian HK, Moxian Shenzhen, Moyi, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months.

On November 9, 2015, Moxian HK and Zhang Xin entered into a loan agreement whereby Zhang Xin agreed to provide a loan to Moxian HK in aggregate of HKD767,500 (approximately $99,025) without any interests and with a term of repayment of 12 months.

On November 12, 2015, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of HKD348,000 (approximately $44,900) without any interests and with a term of repayment of 12 months.

MOXIAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Related party transactions and balances (Continued)

(2)	Main transactions with shareholders (Continued)

On November 20, 2015, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in aggregate of HKD589,258.80 (approximately $76,028) without any interests and with a term of repayment of 12 months.

On December 25, 2015, Moxian Shenzhen and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of RMB4,560,883.40 (approximately $713,675) without any interests and with a term of repayment of 12 months.

On October 31, 2014 and November 30, 2014, Moxian Shenzhen received RMB 630,000 (approximately $102,942) and RMB 90,000 (approximately $14,486), respectively, as loans (the “MCL Shenzhen Loans”) from Moxian China Limited. The term of such loans is twelve months and they bear no interest. On December 31, 2014, the Company, Moxian China Limited and Moxian Shenzhen entered into a Loan Agreement, where the Company agreed to issue a convertible promissory note (the “Note”) to Moxian China Limited for the repayment of the MCL Shenzhen Loans.

On October 31, 2014 and November 30, 2014, Moxian Malaysia received a loan in the amount of MYR 118,800 (approximately $34,032) and MYR 23,100 (approximately $6,605), respectively, from Moxian China Limited (the “MCL Malaysia Loans”). The term of such loans is twelve months and they bear no interest. On December 31, 2014, the Company, Moxian China Limited and Moxian Malaysia entered into a Loan Agreement, where the Company agreed to issue a Note to Moxian China Limited for the repayment of the MCL Malaysia Loans.

On November 30, 2014, Moxian HK received HKD $500,000 (approximately $64,437) as a loan from Moxian China Limited (the “MCL HK Loan”). The term of such loan is twelve months and it bears no interest. On December 31, 2014, the Company, Moxian China Limited and Moxian HK entered into a Loan Agreement, where the Company agreed to issue a Note to Moxian China Limited for the repayment of the MCL HK Loan.

The Notes issued to Moxian China Limited by the Company in consideration of the MCL Shenzhen Loans, the MCL Malaysia Loans and the MCL HK Loan are of substantially similar terms. The Notes will be due and payable in one year and bears no interest. Upon consummation of a financing that generates at least $5,000,000 by the Company (“Qualified Financing”), the Notes shall automatically convert into shares of the Company’s Common Stock at a conversion price equal to the price of the Company’s securities sold in the Qualified Financing. If no Qualified Financing is consummated prior to the maturity date of Notes and as long as there remains any outstanding principal or interest of the Notes, holders of the Notes shall have the option to convert the Notes within 30 days after the maturity date at a conversion price that is equal to the volume weighted average price of Common Stock during a 20-day trading period prior to the conversion of the Notes.

On August 14, 2015, the Company issued 8,584,944 shares of Common Stock to Moxian China Limited, Jet Key Limited, Ace Keen Limited, Morolling International HK Limited and Shenzhen Bayi Consulting Co Ltd as a result of the conversion of $8,584,944 of convertible promissory notes held by Moxian China Limited, Jet Key Limited, Ace Keen Limited, Morolling International HK Limited and Shenzhen Bayi Consulting Co Ltd at that moment at $1.00 per share.

6.	Capital stocks

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

MOXIAN, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Capital stock (continued)

On August 13, 2015, Xinhua and the Company entered into an Amendment Agreement (the “Amendment Agreement”) to amend certain terms under the Xinhua Subscription Agreement between the Company and Xinhua dated June 4, 2015 to September 30, 2015. Pursuant to the Xinhua Subscription Agreement, the Company will issue 8,190,000 shares of the Company’s Common Stock to Xinhua for $8,190,000 and grant the warrant (the “Warrant”) to purchase up to 32,000,000 shares of the Company’s Common Stock on or before July 31, 2015 (the “Expiration Date”) (such transaction, the “Transaction”). Pursuant to the Amendment Agreement (the “First Amendment Agreement”), the closing date of the Transaction was extended to September 30, 2015 and the Expiration Date of the Warrant was extended to September 30, 2015. As of the date of 2015 Annual Report, the Transaction has not closed yet and there are no shares or warrants issued to Xinhua.

As of December 16, 2015, the Company entered into a Second Amendment Agreement to the Subscription Agreement (the “Second Amendment Agreement”) with Xinhua. Under the Second Amendment Agreement, the closing date of the transaction was extended to December 31, 2015 and the Expiration Date of the Warrant was extended to December 31, 2015 as well. As of the date of this Report, the transaction has not closed yet.  On January 8, 2016, the Company issued 6,276,311 of Common Stock of the Company to Xinhua, the issuance of shares to Xinhua was pursuant to the Subscription Agreement entered between the Company and Xinhua on June 4, 2015, at the purchase price of $1.00.

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

As of December 31, 2015 and September 30, 2015, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

7.	Net loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	For the Three Months Ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss attributable to ordinary shareholders for computing basic and diluted net loss per ordinary share	$2,807,147	$987,261

Weighted average number of common shares outstanding – Basic and diluted	214,666,944	198,300,000

Basic net loss per share	$(0.01)	$(0.00)
Diluted net loss per share	$(0.01)	$(0.00)

As of December 31, 2015, the Company had no ordinary shares equivalents outstanding that could potentially dilute basic income per share in the future.

MOXIAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three months ended December 31, 2015 and 2014, and therefore, Moxian HK was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

Malaysia

The management estimated that Moxian Malaysia will not generate any taxable income in the future.

Samoa

Moxian IP Samoa was incorporated in Samoa. Moxian IP Samoa did not generate taxable income or loss in Samoa for the period from January 30, 2015 (date of acquisition) to December 31, 2015.

Moxian CN Samoa was incorporated in Samoa. Moxian CN Samoa did not generate taxable income or loss in Samoa for the period from February 17, 2014 (date of inception) to December 31, 2015.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to December 31, 2015. The management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to December 31, 2015.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to December 31, 2015.

The Company’s effective income tax rates were 0.10% and 0% for the three-month period ended December 31, 2015 and 2014, respectively. Income tax expense mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The Company has a deferred tax asset on net operating losses of approximately $54,390 as of December 31, 2015. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the Moxian Shenzhen, Moxian Malaysia and Moxian Beijing to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $2,419,022 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Moxian Shenzhen, Moxian Malaysia and Moxian Beijing start to have sufficient operation in future periods with supportable trend, the valuation allowance will be reversed accordingly.

MOXIAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Convertible Promissory Note

Under the Equity Transfer Agreement described in Note 1, the Company and REBL agreed to terminate the License and Acquisition Agreement, dated February 21, 2014, whereby the Company was granted the exclusive right by REBL to use the intellectual property rights owned by Moxian IP, REBL’s subsidiary. In addition, we acquired all of the equity interests of Moxian BVI in consideration of $1,000,000 (the “Moxian BVI Purchase Price”). Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Purchase Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

Under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement and all of the Company’s liabilities owed to REBL thereunder, other than the Moxian BVI Purchase Price, were released and discharged.

The Company agreed to issue to REBL a convertible promissory note for $7,782,000 (the “Note”), representing the sum of the Moxian IP Purchase Price and the Moxian BVI Purchase Price. The Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. The Company has the option to convert any and all amounts due under the Note into the Company’s common stock at the conversion price of $1.00 per share (“Conversion Price”), if the volume weighted average price (“VWAP”) of the Company’s common stock for a period of thirty (30) trading days immediately prior to the date of conversion is higher than the Conversion Price. The Company also has a right of first refusal to purchase the shares issuable upon conversion of the Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by the Company. As of December 31, 2015, all convertible promissory note was converted into common stocks. (See Note 6)

The interest expenses for the three months ended December 31, 2015 and 2014 were $0, respectively.

MOXIAN, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended December 31, 2015 and 2014 were $181,409 and $55,248 respectively.

As of December 31, 2015, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

For the Fiscal Year Ending September 30	(Unaudited)
2016	$503,159
2017	624,573
2018	288,593
Thereafter	-
Total minimum lease payments	$1,416,325

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of December 31, 2015.

11.	Subsequent events

On January 8, 2016, the Company issued 6,276,311 of Common Stock of the Company to Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) (“Xinhua”), the issuance of shares to Xinhua was pursuant to the Subscription Agreement entered between the Company and Xinhua on June 4, 2015.

The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Regulation S promulgated under the Securities Act of 1933, as amended.

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

The "Company", "we," "us," and "our," refer to (i) Moxian, Inc., a Nevada corporation, (ii) Moxian CN Group Limited, a Samoa company, (iii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”), (iv) Moxian Intellectual Property Limited, a Samoa company (“Moxian IP”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), (vii) Moxian Malaysia SDN BHD (“Moxian Malaysia”), and (viii) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”) (ix) Moxian Technology (Beijing) Co., Ltd (“Moxian Beijing”).

Introduction

Overview

We are in the O2O (”Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the users of our platform that are their existing and potential customers as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study consumer behavior. Our products and services are designed to allow Merchant Client to conduct targeted advertising campaigns and promotions which we believe are more effective because they are geared for the customers that a Merchant Client wishes to reach. Our platform is also designed and built to encourage Users to return and obtain new Users, each of which is a potential customer for our Merchant Clients.

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

Moxian principally operates in mainland China with its headquarters in Shenzhen, China. We launched Moxian version 1.0 in Malaysia in June 2013 and subsequently in China in July 2014. In 2015, we developed the Apps as part of “Moxian+,” the successor to Moxian version 1.0 which was then officially launched in October, 2015 in China only.

We are currently in the process of expanding our operations to Beijing, Shanghai and Guangzhou.

As of December 31, 2015 and September 30, 2015, our accumulated deficits were $(13,979,040) and $(11,174,812), respectively. Our stockholders’ equity was $2,806,301 and $5,505,091, respectively. We have so far generated $5,584 in revenue in three months ended December 31, 2015. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Results of Operations

For the three months ended December 31, 2015 compared with the three months ended December 31, 2014

Gross Revenues

The Company received sales revenues of $5,584 for the three months ended December 31, 2015 compared to $45,505 being generated for the three months ended December 31, 2014.

Operating Expenses

Operating expenses for the three months ended December 31, 2015 and three months ended December 31, 2014 were $2,370,366 and $989,785, respectively. The expenses consisted of filing fees, professional fees, research and development expenses, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit/(Loss)

Net loss for the three months ended December 31, 2015 and three months ended December 31, 2014, were ($2,804,228) and ($987,261), respectively. Basic and diluted net income (loss) per share amounted ($0.01) and ($0.00) respectively for the three months ended December 31, 2015 and three months ended December 31, 2014.

The increase in net loss for the three months ended December 31, 2015 and three months ended December 31, 2014 was due to an increase in general and administrative expenses.

Liquidity and Capital Resources

At three months ended December 31, 2015, we had working capital deficit of ($6,750,658) consisting of cash on hand of $1,249,611 as compared to working capital of ($4,089,365) and cash on hand of $2,398,713 as of September 30, 2015.

Net cash used in operating activities for the three months ended December 31, 2015 was ($1,473,735) as compared to net cash used in operating activities of ($1,246,806) for the three months ended December 31, 2014. The cash used in operating activities are mainly for filing fees, professional fees, research and development expenses, payroll and benefits and general expenses.

Net cash used in investing activities for the three months ended December 31, 2015 was ($428,305) as compared to ($20,109) for the quarter ended December 31, 2014.

Net cash provided by financing activities for the three months ended December 31, 2015 was $775,883 as compared to $418,931 for the three months ended December 31, 2014.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of written policies and procedures for accounting and financial reporting. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the lack of a majority of outside directors on our board of directors, and the lack of written policies and procedures for accounting and financial reporting results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1)	We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

(2)	We plan to appoint additional outside directors to our board of directors who may be appointed to our audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(3)	We will add financial personnel to our management team. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

(4)	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 8, 2016, the Company issued 6,276,311 of Common Stock of the Company to Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) (“Xinhua”), the issuance of shares to Xinhua was pursuant to the Subscription Agreement entered between the Company and Xinhua on June 4, 2015.

The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: February 22, 2016	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

