Form 10-Q
period 2016-03-31
Moxian, Inc.
filed 2016-05-16
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 10, 2016, the registrant had 128,011,883 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2016	September 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,529	$2,398,713
Prepayments, deposits and other receivables	691,207	1,042,727
Inventories	33,746	38,310
Total current assets	848,482	3,479,750

Deferred tax assets	76,231	52,609
Property and equipment, net	1,983,160	2,941,562
Intangible assets, net	7,192,344	6,600,285
TOTAL ASSETS	$10,100,217	$13,074,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$505,121	$600,675
Loans payable – related parties	1,268,518	1,462,525
Subscription payments	-	5,505,915
Total current liabilities	1,773,639	7,569,115
Total liabilities	1,773,639	7,569,115

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 500,000,000 shares. 128,011,883 and 214,666,944 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	128,012	214,667
Additional paid-in capital	24,627,252	16,350,577
Accumulated deficit	(16,704,502)	(11,174,812)
Accumulated other comprehensive income	275,816	114,659
Total stockholders’ equity	8,326,578	5,505,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,100,217	$13,074,206

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenues, net	$7,358	$22,661	$12,942	$68,166
Cost of revenues	(1,583)	(11,648)	(2,889)	(11,648)
Gross Profit	5,775	11,013	10,053	56,518

Depreciation and amortization expenses	457,109	221,663	900,553	256,744
Research and development	625,756	270,828	1,514,296	515,986
Selling, general and administrative expenses	1,212,913	668,234	2,694,739	1,420,772
Loss from operations	(2,290,003)	(1,149,712)	(5,099,535)	(2,136,984)

Finance expense	(197)	(12,792)	(197)	(12,792)
Interest income	675	2,267	1,559	2,278
Foreign exchange loss	(456,283)	-	(456,283)	-
Other income (expenses)	(1,052)	-	449	-
Loss before income tax	(2,746,860)	(1,160,237)	(5,554,007)	(2,147,498)

Income tax benefits	21,398	-	24,317	-
Net loss	(2,725,462)	(1,160,237)	(5,529,690)	(2,147,498)

Foreign currency translation adjustments	55,719	49,395	161,157	191,744
Comprehensive loss	$(2,669,743)	$(1,110,842)	$(5,368,533)	$(1,955,754)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	177,442,250	198,300,000	196,259,128	198,300,000

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,529,690)	$(2,147,498)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	900,553	256,744
Deferred tax benefits	(24,317)	-
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	342,440	(612,701)
Inventories	3,999	(45,097)
Accruals and other payables	4,887	118,399
Net cash used in operating activities	(4,302,128)	(2,430,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(280,226)	(34,288)
Purchase of intangible assets	(178,543)	-
Net cash used in investing activities	(458,769)	(34,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable – related parties	673,222	2,897,214
Repayment of payable – related parties	(851,229)	(1,413,734)
Proceeds from private placement – stock issuance	2,684,105	-
Net cash provided by financing activities	2,506,098	1,483,480

Effect of exchange rates on cash and cash equivalents	(20,385)	(95,816)
Net decrease in cash and cash equivalents	(2,275,184)	(1,076,777)
Cash and cash equivalents, beginning of period	2,398,713	1,770,196
Cash and cash equivalents, end of period	$123,529	$693,419

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Acquisition by issuing convertible note	$-	$6,782,000
Issuance of shares for subscription payment received in 2015	$5,505,915	-
Reclassification of Construction in progress to intangible assets	$829,862	-
Cancellation of shares	$94,845	-

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and reflect the activities of the following subsidiaries and VIE: Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Shenzhen, Moxian Malaysia, Moyi, Moxian Beijing and Moxian IP Samoa. All material intercompany transactions and balances have been eliminated in the consolidation.

The interim condensed consolidated financial information as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2016 and its condensed consolidated results of operations for three and six months ended March 31, 2016 and 2015, and its condensed consolidated cash flows for the six months ended March 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In accordance with the Generally Accepted Accounting Principles of the United States of America (US GAAP), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Basis of presentation (continued)

ASC 810-10 (Financial Accounting Standards Board (“FASB”) “Consolidation” addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. Pursuant to an Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014, Moxian Shenzhen has the exclusive right to provide to Moyi technical and systems support, marketing consulting services, training for technical personnel and technical consulting services. As payment for these services, Moyi has agreed to pay Moxian Shenzhen a service fee equal to 100% Moyi’s pre-tax profit. In addition, Moxian Shenzhen will also absorb losses from Moyi, if any, based on the service agreement. In accordance with the provisions of ASC 810, the Company has determined that Moyi is a VIE of Moxian Shenzhen and that the Company is the primary beneficiary, and accordingly, the financial statements of Moyi are consolidated into the financial statements of the Company.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation

Liquidity and Capital Resources

As of March 31, 2016, the Company’s current liabilities exceeded the current assets by approximately $0.9 million and our accumulated deficits were $16.7 million and the Company has incurred losses since inception, which raise substantial doubt about the ability to continue as a going concern. Given the expected capital expenditure in the foreseeable future, we have comprehensively considered the available sources of funds as follows:

●	Financial support from related parties; and

●	Issuance of shares for private placement and public offering

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to increase the cash flows from initial public offering (“IPO”) and other private placements. If the Company’s IPO and private placements do not reach the level anticipated in our plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Risks and Uncertainties

The Company’s operations are substantially carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations maybe substantially influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect management’s assumptions based on the best available information.

The carrying value of deposits and other receivables, accruals and other payables and loans from related parties approximate their fair values because of the short-term nature of these instruments.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but not limited to, use lives of property and equipment, intangible assets, inventory valuation and deferred tax assets. Actual results could differ from those estimates.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets

Intangible assets, comprising Intellectual property rights (“IP rights”), which are separable from the fixed assets, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 3- 10 years.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment for the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. As of March 31, 2016, management believes there was no impairment.

Revenue recognition

Revenue are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Income taxes

The Company utilizes Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the unaudited consolidated financial statements.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	March 31, 2016	September 30, 2015
RMB:USD	6.4494	6.3568
HKD:USD	7.7548	7.7501
MYR:USD	3.9104	4.4124

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Foreign currency transactions and translation (continued)

Items in the statements of operations and comprehensive loss, and statements cash flows

	Six Months Ended March 31,
	2016	2015
RMB:USD	6.4652	6.1444
HKD:USD	7.7622	7.7556
MYR:USD	4.2377	3.6177

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other related expenses associated with product development. Research and development expenses also include third-party development, programming costs, and localization costs incurred to translate software for local markets. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached. Once technological feasibility is reached, such costs are capitalized and amortized to the cost of revenue over the estimated lives of the products.

Recent accounting pronouncements

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, this update will have on the Company's condensed consolidated financial position, results of operations and cash flows.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Recent accounting pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and equipment, net

	March 31, 2016	September 30, 2015

Electronic equipment	$2,361,083	$2,357,085
Furniture and fixtures	88,233	22,752
Construction in progress	-	796,996
Leasehold improvements	402,771	193,225
Total property and equipment	2,852,087	3,370,058
Less: Accumulated depreciation	(868,927)	(428,496)
Total property and equipment, net	$1,983,160	$2,941,562

The depreciation expense for the three and six months ended March 31, 2016 were $226,642 and $450,066, respectively. The depreciation expenses for the three and six months ended March 31, 2015 were $52,113 and $87,194, respectively.

4.	Intangible assets

As of March 31, 2016 and September 30, 2015, the Company has the following amounts related to intangible assets:

	March 31, 2016	September 30, 2015

IP rights	$6,782,000	$6,782,000
Other intangible assets	1,400,546	354,755
	8,182,546	$7,136,755
Less: accumulated amortization	(990,202)	(536,470)
Net intangible assets	$7,192,344	$6,600,285

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three and six months ended March 31, 2016 totaled $230,467 and $450,487, respectively. Amortization expense for the three and six months ended March 31, 2015 totaled $169,550 and $169,550, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years subsequent to March 31, 2016:

For the Twelve Months Ending March 31,	Estimated Amortization Expense

2017	$993,564
2018	988,288
2019	901,593
2020	826,898
2021 and thereafter	3,482,001
Total	$7,192,344

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Related party transactions and balances

The table below sets forth related parties having transactions during the six months ended March 31, 2016 and balances as of March 31, 2016 and September 30, 2015.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 5% shareholder of the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A 27.5% shareholder of the Company
Zhang Xin	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company (see note 6)
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd	Affiliated company of Xinhua
Morolling International HK Limited (Morolling)	A below 5% shareholder of the Company

Details of loans payable – related parties as of March 31, 2016 and September 30, 2015 are as follows:

Nature and Company	March 31, 2016	September 30, 2015
Loan payable – related parties
Bayi	$435,582	$1,286,811
Moxian China Limited	388,355	(50,256)
Jet Key	216,905	202,373
Ace Keen	99,245	23,597
Zhang Xin	98,971	-
Zhongtou	15,505	-
Xinhua	13,955	-
	$1,268,518	$1,462,525

For the six months ended March 31, 2016, the Company repaid of $832,762 to Bayi and further borrowed $445,818, $98,971, $75,648, $15,505 and $13,955 from Moxian China Limited, Zhang Xin, Ace Keen, Zhongtou and Xinhua, respectively.

For the six months ended March 31, 2015, the Company further borrowed $2,897,214 from Bayi and made loan repayment of $74,905, $468,198, $107,848 and $762,783 to Ace Keen, Jet Key, Moroling and Moxian China, respectively. The loans and advance were made by shareholders to Moxian HK, Moxian Shenzhen, Moyi and Moxian Malaysia and are unsecured, interest free and will be due on demand.

On February 1, 2016, Moxian Shenzhen and Shenzhen Bayi entered into a loan agreement whereby Shenzhen Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $46,516 (RMB300,000) without interest and due in one year.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Related party transactions and balances (Continued)

On February 2, 2016, Moxian Shenzhen and Shenzhen Bayi entered into a loan agreement whereby Shenzhen Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $38,763 (RMB250,000) without interest and due in one year.

On February 26, 2016, Shenzhen Moyi and Shenzhen Bayi entered into a loan agreement whereby Shenzhen Bayi agreed to provide a loan to Shenzhen Moyi in aggregate of $33,854 (RMB218,340) without interest and due in one year.

From January 29, 2016 through March 15, 2016, Moxian Shenzhen and Shenzhen Bayi entered into four loan agreements whereby Shenzhen Bayi agreed to provide loans to Moxian Shenzhen in aggregate of $387,636 (RMB 2,500,000) without interest and due in one year.

On February 1, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $64,476 (HKD500,000) without interest and due in one year.

On February 2, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $25,790 (HKD200,000) without interest and due in one year.

On March 7, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $38,686 (HKD300,000) without interest and due in one year.

On March 14, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $77,371 (HKD600,000) without interest and due in one year.

On March 21, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $77,371 (HKD600,000) without interest and due in one year.

On March 10, 2016, Moxian BJ and Xinhua Huifeng entered into a loan agreement whereby Xinhua Huifeng agreed to provide a loan to Moxian BJ in aggregate of $13,955 (RMB90,000) without interest and due in one year.

On November 9, 2015, Moxian HK and Zhang Xin entered into a loan agreement whereby Zhang Xin agreed to provide a loan to Moxian HK in aggregate of $98,971 (HKD 767,500) without interest and due in one year.

On November 20, 2015, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in aggregate of $75,648 (HKD 589,259) without interest and due in one year.

On November 25, 2015 and December 24, 2015, respectively, Moxian HK and Moxian China Limited entered into two loan agreements whereby Moxian China Limited agreed to provide loans to Moxian HK in aggregate of $167,639 (HKD 1,300,000) without interest and due in one year.

On February 26, 2016, Moxian Beijing and Zhongtou entered into a loan agreement whereby Zhongtou agreed to provide a loan to Moxian Bejing in aggregate of $15,505 (RMB 100,000) without interest and due in one year.

On March 28, 2015, Moyi and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moyi in aggregate of $23,258 (RMB150,000) without interest and due in two years.

On November 30, 2014, Moyi and Jet Key entered into a loan agreement whereby Jet Key agreed to provide a loan to Moyi in aggregate of $79,078 (RMB510,000) without interest and due in three years.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Capital stock

Xinhua Subscription

The Company entered into a subscription agreement (“Zhongtou Subscription Agreement”) with Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (“Zhongtou”) on April 24, 2015, whereby we agreed to sell an aggregate of 8,169,000 shares of the Company’s Common Stock at a per share price of $1.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) and to issue to Zhongtou for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate 32,000,000 shares (“Warrant Shares”) of Common Stock at an exercise price of $2.00 per share, exercisable on or prior to July 31, 2015. On June 4, 2015, the Company and Zhongtou entered into a Termination Agreement to terminate the Zhongtou Subscription Agreement as Zhongtou’s principals have determined to make the investment described in the Zhongtou Subscription Agreement through a different entity, Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) (“Xinhua”).

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

On December 16, 2015, the Company entered into a Second Amendment Agreement to the Subscription Agreement (the “Second Amendment Agreement”) with Xinhua. Under the Second Amendment Agreement, the closing date of the transaction was extended again to December 31, 2015 and the Expiration Date of the Warrant was extended to December 31, 2015 as well.

On February 28, 2016, the Company closed the transaction and issued 8,190,020 shares of the Company Common Stock to Xinhua for an aggregate purchase price of $8,190,020, or $1.00 per share, of which $5,505,915 proceeds were received by the Company in fiscal 2015 and included in the subscription payments liability.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Capital stock (Continued)

Cancellation of shares

On February 22, 2016, Good Eastern Investment Limited (‘GEL’), Stellar Elite Limited (‘SEL’) and Moxian China Limited (‘MCL’), collectively, the Designated Shareholders, entered into a Share Cancellation Agreement (the ‘Agreement’) with the Company. Pursuant to the Agreement, on February 22, 2016, the Designated Shareholders cancelled 94,845,081 shares of the Company common stock which represented 42.93% of our issued and outstanding shares for no consideration. The cancelled shares resulted in GEL, SEL and MCL owning after the share cancellation 19,980,000, 39,660,000 and 35,205,081 shares of common stock or any other securities of the Company respectively.

As of March 31, 2016 and September 30, 2015, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

Purchase of Intangible Asset

On January 30, 2015, we issued a convertible note in the principal amount of $7,782,000 to REBL for the acquisitions of Moxian IP Samoa and Moxian BVI.

On August 14, 2015, $3,981,000 of such note was converted into 3,891,000 shares of our common stock.

On September 30. 2015, we issued an additional 3,891,000 shares of our common stock to REBL upon conversion of the remainder portion of the note.

7.	Income taxes

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2016 and 2015, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

The management estimated that Moxian Malaysia will not generate any taxable income in the future.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes (Continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to March 31, 2016. The management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to March 31, 2016.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to March 31, 2016.

The Company’s effective income tax rates were 0.8% and 0.4% for the three and six month period ended March 31, 2016 ( 2015 – Nil). Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

As of March 31, 2016, the Company has a deferred tax asset of $76,231 resulting from certain net operating losses in PRC. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the Moxian Shenzhen, Moxian Malaysia and Moxian Beijing to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Moxian Shenzhen, Moxian Malaysia and Moxian Beijing start to have sufficient operation in future periods with supportable trend, the valuation allowance will be reduced accordingly.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three and six months ended March 31, 2016 were $237,186 and $418,595 respectively. Rental expenses under operating leases for the three and six months ended March 31, 2015 were $15,567 and $70,815, respectively.

As of March 31, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending March 31,
2017	$762,678
2018	596,125
2019	132,146
Thereafter	-
Total minimum lease payments	$1,490,949

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of As of March 31, 2016.

9.	Subsequent Events

On April 11, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $141,800 (HKD1,100,000) without interest and due in one year.

On April 20, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $38,680 (HKD300,000) without interest and due in one year.

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

The "Company", "we," "us," and "our," refer to the combined business of (i) Moxian, Inc., a Nevada corporation, (ii) Moxian CN Group Limited, a Samoa company, (iii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”), (iv) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (v) Moxian Technologies (Shenzhen) Co., Limited. (“Moxian Shenzhen”), a company incorporated under the laws of People’s Republic of China (vi) Moxian Malaysia SDN BHD, a company incorporated under the laws of Malaysia (“Moxian Malaysia”), and (vii) Shenzhen Moyi Technologies Co. Limited., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

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

Moxian principally operates in mainland China with its headquarters in Shenzhen, China. We launched Moxian version 1.0 which only consists of the User component App in Malaysia in June 2013 and subsequently in China in July 2014. During 2014 to 2015, we developed the Apps as part of “Moxian+,” the successor to Moxian version 1.0, which was then officially launched in China only. We are currently operating in both Shenzhen and Beijing.

We are currently in the process of expanding our operations to Shanghai and Guangzhou.

As of the date of this report, the Company has a total of 160 employees, of which 21 employees in the product team, 60 employees in the research and development team, 26 employees in the sales and marketing department, 17 employees in the customer and technical support team and the remaining in the administrative department.

As of March 31, 2016 and September 30, 2015, our accumulated deficits were $16,704,502 and $11,174,812, respectively. Our stockholders’ equity was $8,326,578 and $5,505,091, respectively. We have so far generated $7,358 and $12,942 in revenue in the three months and six months ended March 31, 2016, respectively. Our losses have principally been attributed to operating expenses, administrative and research and development expenses.

Results of Operations

For the three months ended March 31, 2016 compared with the three months ended March 31, 2015

Revenues

The Company had revenues of $7,358 in the three months ended March 31, 2016 compared to $22,661 being generated in the three months ended March 31, 2015. The Company started to develop the China market in 2015 and therefore no significant revenue has been generated.

The decrease in revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due to promoting and selling its Moxian version 1.0 to local merchants in Malaysia and China and the product retired in September 2015. In the three months ended March 2016, the Company started to promote the new version in the China market; hence there was a decrease in revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Operating Expenses

Selling and general administrative expenses for the three months ended March 31, 2016 and 2015 were $1,212,913 and $668,234, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. During this quarter, the Company was in the process of a public offering and incurred additional marketing and consulting fees approximately $0.3 million. The rest increases of approximately $0.2 million were due to the increase of the marketing and selling force in China to achieve market expansion.

The research and development expenses for the three months ended March 31, 2016 and 2015 were $625,756 and $270,828, respectively. The increase in research and development expenses was because the Company hired more software developers in the three months ended March 31, 2016, which resulted in the increase in the research and development expense.

Depreciation and amortization expense for the three months period ended March 31, 2016 was $457,109, represents a significant increase from the depreciation and amortization expense of $221,663 incurred in the same period of last year. The increase in depreciation and amortization expense in the three months ended March 31, 2016 was due to more amortization expense on the software system capitalized in beginning of fiscal 2016.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Other Expenses

The Company had a $456,283 foreign exchange transaction loss during the three months ended March 31, 2016 due to the conversion of private placement funds, while the Company did not incur similar expenses for the same period of last year.

Net Loss

Net loss for the three months ended March 31, 2016 and 2015 was $2,725,462 and $1,160,237, respectively. The increase in net loss for the three months ended March 31, 2016 comparing to three months ended March 31, 2015 was mainly due to an increase in general and administrative expenses and other expenses as explained above.

For the six months ended March 31, 2016 compared with the six months ended March 31, 2015

Revenues

The Company had revenues of $12,942 in the six months ended March 31, 2016 compared to $68,166 being generated in the six months ended March 31, 2015. The Company started to develop the China market in 2015 and therefore no significant revenue has been generated.

Operating Expenses

Selling and general administrative expenses for the six months ended March 31, 2016 and 2015 were $2,694,739 and $1,420,772, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. During the six months ended March 31, 2016, the Company incurred additional approximately $0.4 million in marketing and consulting expenses to pursue a public offering during the six months ended March 31, 2016, while the Company did not incur similar expenses for the same period of last year. The rest of increases mainly included approximately $0.3 million increase in professional and consulting fee, $0.1 million in salary and wages and $0.3 million increase in rental and property maintenance fee and $0.1 million increase in marketing and advertising expense. The Company is in the process of expanding China market, the related operating expenses increased accordingly.

The research and development expenses for the six months ended March 31, 2016 and 2015 were $1,514,296 and $515,986, respectively. The increase in the research and development expense was mainly due to the fact that more software developers were hired during the first half of fiscal 2016.

Depreciation and amortization expense for the six months ended March 31, 2016 was $900,553, it represents significant increase from $256,744 in the same period of last year. The increase in depreciation and amortization expense in the six months ended March 31, 2016 was due to more amortization expense on the software system capitalized in beginning of fiscal 2016.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Other Expenses

The Company recorded a $456,283 foreign exchange transaction loss during the six months ended March 31, 2016 due to the conversion of the private placement funds, while the Company did not incur similar expenses for the same period of last year.

Net Loss

Net loss for the six months ended March 31, 2016 and 2015 was $5,529,690 and $2,147,498, respectively. The increase in net loss for the six months ended March 31, 2016 comparing to six months ended March 31, 2015 was mainly due to reasons explained above.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital deficit of $925,157 consisting of cash on hand of $123,529 as compared to working capital deficit of $4,089,365 and cash on hand of $2,398,713 as of September 30, 2015.

Net cash used in operating activities for the six months ended March 31, 2016 was $4,302,128 as compared to net cash used in operating activities of $2,430,153 for the six months ended March 31, 2015. The increase in cash used in operating activities for the six months ended March 31, 2016 was mainly due to the $1.3 million increases in selling and general and administrative expense.

Net cash used in investing activities for the six months ended March 31, 2016 was $458,769 as compared to $34,288 for the six months ended March 31, 2015. The increase in cash used in investing activities for the six months ended March 31, 2016 was mainly related to more spending on the development of the Company’s APP software.

Net cash provided by financing activities for the six months ended March 31, 2016 was $2,506,098 as compared to $1,483,480 for the six months ended March 31, 2015. During the six months ended March 31, 2016, the Company completed a private placement of approximately $8.2 million, of which approximately $5.5 million was received as of September 30, 2015.

We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital may come through various financing transactions or arrangements with third parties and may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but not limited to, use lives of property and equipment, intangible assets, inventory valuation and deferred tax assets. Actual results could differ from those estimates.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of March 31, 2016, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, the Company issued 8,190,020 of Common Stock of the Company to Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) (“Xinhua”), the issuance of shares to Xinhua was pursuant to the Subscription Agreement entered between the Company and Xinhua on June 4, 2015 and subsequently amended.

The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

Moxian, Inc.

Date: May 16, 2016	BY:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

