Form 10-Q
period 2016-06-30
Moxian, Inc.
filed 2016-08-08
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016, the registrant had 64,005,949 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,587	$2,398,713
Prepayments, deposits and other receivables	607,645	1,042,727
Inventories	32,503	38,310
Total current assets	736,735	3,479,750

Deferred tax assets	85,981	52,609
Property and equipment, net	1,725,924	2,941,562
Intangible assets, net	5,703,720	6,600,285
TOTAL ASSETS	$8,252,360	$13,074,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$960,877	$600,675
Loans payable – related parties	2,839,158	1,462,525
Subscription payments	-	5,505,915
Total current liabilities	3,800,035	7,569,115
Total liabilities	3,800,035	7,569,115

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 64,005,949 and 107,333,472 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively *	64,006	107,334
Additional paid-in capital*	24,691,259	16,457,910
Accumulated deficit	(20,557,155)	(11,174,812)
Accumulated other comprehensive income	254,215	114,659
Total stockholders’ equity	4,452,325	5,505,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,252,360	$13,074,206

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$5,703	$18,187	$18,645	$86,353
Cost of revenues	(1,274)	(15,203)	(4,163)	(26,852)
Gross Profit	4,429	2,984	14,482	59,501

Depreciation and amortization	455,753	238,048	1,356,306	494,793
Research and development	519,807	420,638	2,034,103	936,624
Advertising agency fee	462,430	-	462,430	-
Impairment charge on intangible assets	1,264,700	-	1,264,700	-
Selling, general and administrative	1,139,803	1,241,022	3,834,542	2,661,793
Loss from operations	(3,838,064)	(1,896,724)	(8,937,599)	(4,033,709)

Finance expense	(98)	(19,416)	(259)	(32,194)
Interest income	-	-	1,523	2,264
Foreign exchange loss	(26,572)	-	(482,855)	-
Other income (expenses)	(112)	-	337	-
Loss before income tax	(3,864,846)	(1,916,140)	(9,418,853)	(4,063,639)

Income tax benefits	12,193	-	36,510	-
Net loss	(3,852,653)	(1,916,140)	(9,382,343)	(4,063,639)

Other comprehensive income (loss)
Foreign currency translation adjustments	(21,601)	85,003	139,556	276,747
Comprehensive loss	$(3,874,254)	$(1,831,137)	$(9,242,787)	$(3,786,892)

Basic and diluted loss per common share	$(0.08)	$(0.02)	$(0.11)	$(0.04)

Basic and diluted weighted average common shares outstanding*	45,598,135	99,150,000	86,755,026	99,150,000

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,382,343)	$(4,063,639)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,356,306	494,793
Impairment charge on intangible assets	1,264,700
Loss on disposition of property and equipment	486	-
Deferred tax benefits	(36,510)	-
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	406,450	(331,514)
Inventories	4,333	(44,034)
Accruals and other payables	506,648	359,795
Net cash used in operating activities	(5,879,930)	(3,584,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(326,306)	(1,331,774)
Purchase of intangible assets	(193,540)	-
Net cash used in investing activities	(519,846)	(1,331,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable – related parties	3,306,133	3,431,571
Repayments of payable – related parties	(1,864,333)	-
Proceeds from private placement – stock issuance	2,657,533	2,475,950
Net cash provided by financing activities	4,099,333	5,907,521

Effect of exchange rates on cash and cash equivalents	(1,683)	(39,167)
Net decrease in cash and cash equivalents	(2,302,126)	951,981
Cash and cash equivalents, beginning of period	2,398,713	1,770,196
Cash and cash equivalents, end of period	$96,587	$2,722,177

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Acquisition by issuing convertible note	$-	$6,782,000
Issuance of shares for subscription payment received in 2015	$5,505,915	-
Reclassification of Construction in progress to intangible assets	$829,862	-
Cancellation of shares*	$47,423	-

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

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

The Company is currently devoting its efforts to develop mobile application and an online platform that facilitates attracting more clients to small to medium size businesses. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop apps and websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 24, 2016 the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-2 (the “Reverse Stock Split”). The Reverse Stock Split was effective on June 20, 2016 (the “Effective Date”). Simultaneously to the Reverse Stock Split, the number of shares of the Company’s authorized Common Stock was correspondingly reduced from 500,000,000 shares to 250,000,000 shares without changes in par value per share. The Company has retroactively restated all shares and per share data for all the periods presented.

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

The interim condensed consolidated financial information as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2016 and its condensed consolidated results of operations for three and nine months ended June 30, 2016 and 2015, and its condensed consolidated cash flows for the nine months ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Basis of presentation (continued)

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. Pursuant to an Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014, Moxian Shenzhen has the exclusive right to provide to Moyi technical and systems support, marketing consulting services, training for technical personnel and technical consulting services. As payment for these services, Moyi has agreed to pay Moxian Shenzhen a service fee equal to 100% Moyi’s pre-tax profit. In addition, Moxian Shenzhen will also absorb losses from Moyi, if any, based on the service agreement. In accordance with the provisions of ASC 810, the Company has determined that Moyi is a VIE of Moxian Shenzhen and that the Company is the primary beneficiary, and accordingly, the financial statements of Moyi are consolidated into the financial statements of the Company.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation

Liquidity and Capital Resources

As of June 30, 2016, the Company’s current liabilities exceeded the current assets by approximately $3.1 million and its accumulated deficits were approximately $20.6 million and the Company has incurred losses since inception, which raise substantial doubt about the ability to continue as a going concern. To maintain working capital sufficient to support the Company’s operation and finance the future growth of its business, the Company has comprehensively considered the available sources of funds as follows:

●	Financial support from related parties; and

●	Issuance of shares for private placement and or public offering

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to increase the cash flows from an initial public offering (“IPO”) and or other private placements. If the Company’s IPO and private placements do not reach the level anticipated in its plan, and the Company is not able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but not limited to, use lives of property and equipment, intangible assets, inventory valuation and deferred tax assets. Actual results could differ from those estimates.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Plant and Equipment, net

Plant and equipment are recorded at cost less accumulated depreciation and impairment. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Computers	3 years
Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible assets

Intangible assets, comprising Intellectual property rights (“IP rights”), which are separable from the fixed assets, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 3- 10 years. The Company makes judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. The Company performs an annual impairment assessment in the fourth quarter of each year for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the Company determines that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as our business strategy and our forecasts for specific market expansion. Based on the impairment assessment, the Company recognized impairment charges of $1,264,700 for the three and nine months ended June 30, 2016. $Nil impairment charge was recognized for the three and nine months ended June 30, 2015.

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

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Income taxes

The Company utilizes ASC Topic 740 (“ASC 740”) “Income taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar ("U.S. dollar") so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficit. Transaction gains and losses are recognized in the statements of operations and comprehensive income.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	June 30, 2016	September 30, 2015
RMB:USD	6.6443	6.3568
HKD:USD	7.7589	7.7501
MYR:USD	4.0046	4.4124

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Foreign currency transactions and translation (continued)

Items in the statements of operations and comprehensive loss, and statements cash flows

	Nine Months Ended June 30,
	2016	2015
RMB:USD	6.4875	6.1067
HKD:USD	7.7618	7.7520
MYR:USD	4.1613	3.6581

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

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not expect the adoption of the ASU to have any impact on its condensed consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its condensed consolidated financial statements, disclosure requirements and methods of adoption.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and equipment, net

	June 30, 2016	September 30, 2015

Electronic equipment	$2,309,562	$2,357,085
Furniture and fixtures	85,661	22,752
Construction in progress	-	796,996
Leasehold improvements	392,435	193,225
Total property and equipment	2,787,658	3,370,058
Less: Accumulated depreciation and amortization	(1,061,734)	(428,496)
Total property and equipment, net	$1,725,924	$2,941,562

Depreciation and amortization for the three and nine months ended June 30, 2016 were $221,756 and $671,822, respectively. Depreciation and amortization for the three and nine months ended June 30, 2015 were $68,499 and $155,693, respectively.

4.	Intangible assets

	June 30, 2016	September 30, 2015

IP rights	$5,517,300	$6,782,000
Other intangible assets	1,405,995	354,755
	6,923,295	$7,136,755
Less: accumulated amortization	(1,219,575)	(536,470)
Net intangible assets	$5,703,720	$6,600,285

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three and nine months ended June 30, 2016 totaled $233,997 and $684,484, respectively. Amortization for the three and nine months ended June 30, 2015 totaled $169,550 and $339,100, respectively. Additionally, for the three and nine months ended June 30, 2016, the Company recorded an impairment expense of $1,264,700 on the intangible – IP rights. No impairment charge was recorded for the three and nine months ended June 30, 2015.

During the third quarter of fiscal 2016, the Company determined that sufficient indicators of potential impairment existed, which require an interim intangible assets-IP rights impairment analysis as a result of reduction of revenue and negative working capital. Based on the results of the assessment, the Company determined that the carrying value of the intangible asset – IP rights was not fully recoverable, and an impairment charge was recorded to the extent that estimated fair value exceeded carrying value. The Company primarily used a relief from royalty income approach to determine the fair value of the intangible assets – IP rights. The relief from royalty income model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the IP rights. This was based on a number of key assumptions, including, but not limited to, a discount rate of 21% and the annual revenue projections based on the projected levels of merchant participation during the forecast periods, all of which were classified as Level 3 in the fair value hierarchy.  As a result, the Company recorded an impairment charge of $1,264,700 on definite-lived intangible assets - IP rights during the three months and nine months ended June 30, 2016.

The following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years subsequent to June 30, 2016:

For the Twelve Months Ending June 30,	Estimated Amortization Expense

2017	$855,516
2018	845,798
2019	712,595
2020	675,319
2021	675,319
2022 and thereafter	1,939,173
Total	$5,703,720

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Related party transactions and balances

The table below sets forth related parties having transactions during the nine months ended June 30, 2016 and balances as of June 30, 2016 and September 30, 2015, respectively.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 5% shareholder of the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A 27.5% shareholder of the Company
Zhang Xin	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company (see note 6)
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd	Affiliated company of Xinhua
Morolling International HK Limited (Morolling)	A below 5% shareholder of the Company

Details of loans payable – related parties are as follows:

Nature and Company	June 30, 2016	September 30, 2015
Loan payable – related parties
Bayi	$1,434,189	$1,286,811
Moxian China Limited	733,134	(50,256)
Jet Key	211,343	202,373
Ace Keen	98,522	23,597
Zhang Xin	98,919	-
Zhongtou	16,224	-
Xinhua	246,827	-
	$2,839,158	$1,462,525

For the nine months ended June 30, 2016, the Company obtained additional borrowings, net of repayment, of $147,378, $783,390, $8,970, $74,925, $98,919, $16,224 and $246,827 from Bayi, Moxian China Limited, Jet Key, Ace Keen, Zhang Xin, Zhongtou and Xinhua, respectively. For the nine months ended June 30, 2015, the Company obtained additional borrowings, net of repayment, of $4,213,841 from Bayi and $26,906 from Moxian China. The Company made net loan repayment of $256,753, $435,414 and $117,009 to Ace Keen, Jet Key and Moroling, respectively.

The loans and advance were made by shareholders to Moxian HK, Moxian Shenzhen, Moyi and Moxian Malaysia and are unsecured, interest free and due on various dates specified on loan agreements.

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

On September 30, 2015, Moxian Shenzhen and Shenzhen Bayi entered into a loan agreement whereby Shenzhen Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $1,231,125 (RMB8,180,000) without interest and due in one year.

On November 9, 2015, Moxian HK and Zhang Xin entered into a loan agreement whereby Zhang Xin agreed to provide a loan to Moxian HK in aggregate of $98,971 (HKD 767,500) without interest and due in one year.

On November 12, 2015, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide loan to Moxian HK in aggregate of $44,852 (HKD 348,000) without interest and due in one year.

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

On December 25, 2015, Moxian Shenzhen and Shenzhen Bayi entered into a loan agreement whereby Shenzhen Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $686,432 (RMB4,560,883) without interest and due in one year.

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

On March 15, 2016, Moxian Shenzhen and Shenzhen Bayi entered into a loan agreements whereby Shenzhen Bayi agreed to provide loans to Moxian Shenzhen in aggregate of $155,054 (RMB 1,000,000) without interest and due in one year.

On March 21, 2016, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of $77,371 (HKD600,000) without interest and due in one year.

From April 11, 2016 through June 15, 2016, Moxian HK and Moxian China Limited entered into seven loan agreements whereby Shenzhen Bayi agreed to provide loans to Moxian HK in aggregate of $342,568 (HKD 2,657,440) without interest and due in one year.

From April 1, 2016 through June 8, 2016, Moxian Shenzhen and Shenzhen Bayi entered into fifteen loan agreements whereby Shenzhen Bayi agreed to provide loans to Moxian Shenzhen in aggregate of $1,151,358 (RMB 7,650,000) without interest and due in one year.

From April 1, 2016 through June 27, 2016, Moxian Shenzhen and Xinhua Huifeng entered into four loan agreements whereby Xinhua Huifeng agreed to provide loans to Moxian Shenzhen in aggregate of $233,282 (RMB 1,550,000) without interest and due in one year.

On June 28, 2016, Moxian Beijing and Zhongtou entered into a loan agreement whereby Zhongtou agreed to provide loan to Moxian Beijing in aggregate of $1,174 (RMB 7,800) without interest and due in one year.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Capital stock

Xinhua Subscription

The Company entered into a subscription agreement (“Zhongtou Subscription Agreement”) with Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (“Zhongtou”) on April 24, 2015, whereby the Company agreed to sell an aggregate of 4,084,500 shares of the Company’s Common Stock at a per share price of $2.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) and to issue to Zhongtou for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate 16,000,000 shares (“Warrant Shares”) of Common Stock at an exercise price of $4.00 per share, exercisable on or prior to July 31, 2015. On June 4, 2015, the Company and Zhongtou entered into a Termination Agreement to terminate the Zhongtou Subscription Agreement as Zhongtou’s principals have determined to make the investment described in the Zhongtou Subscription Agreement through a different entity, Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) (“Xinhua”).

On June 4, 2015, the Company and Xinhua entered into a new Subscription Agreement (“Xinhua Subscription Agreement”) on substantially the same terms as the Zhongtou Subscription Agreement (the “Transaction”). Pursuant to the Xinhua Subscription Agreement, if the Company fails to contract with 25,000 new paying merchants by September 30, 2016, the Company shall issue an additional number of shares of Common Stock to Xinhua, equal to 50% of the accumulated number of Warrant Shares exercised and acquired by Xinhua as of September 30, 2016, for no additional consideration (“Make Good Provision”). The Make Good Provision will be available only if Xinhua has exercised the Warrant and acquired more than 8,000,000 Warrant Shares (the “Condition”). Further, the Company shall issue 2,000,000 shares of Common Stock to Xinhua for no additional consideration if the Company fails to publish its full working version of the Moxian mobile application version 2.0 by September 30, 2015, or if the Company fails to uplist to a national securities exchange in the U.S. by June 30, 2017. Xinhua shall also have the right to nominate (i) one member of the Company’s accounting department; and (ii) one member of the board of directors provided that the Condition has been met.

On August 13, 2015, Xinhua and the Company entered into an Amendment Agreement (the “Amendment Agreement”) to amend certain terms under the Xinhua Subscription Agreement between the Company and Xinhua dated June 4, 2015 to September 30, 2015. Pursuant to the Xinhua Subscription Agreement, the Company will issue 4,095,000 shares of the Company’s Common Stock to Xinhua for $8,190,000 and grant the warrant (the “Warrant”) to purchase up to 16,000,000 shares of the Company’s Common Stock on or before July 31, 2015 (the “Expiration Date”) (such transaction, the “Transaction”). Pursuant to the Amendment Agreement (the “First Amendment Agreement”), the closing date of the Transaction was extended to September 30, 2015 and the Expiration Date of the Warrant was extended to September 30, 2015.

On December 16, 2015, the Company entered into a Second Amendment Agreement to the Subscription Agreement (the “Second Amendment Agreement”) with Xinhua. Under the Second Amendment Agreement, the closing date of the transaction was extended again to December 31, 2015 and the Expiration Date of the Warrant was extended to December 31, 2015 as well.

On February 28, 2016, the Company closed the transaction and issued 4,095,010 shares of the Company Common Stock to Xinhua for an aggregate purchase price of $8,190,020, or $2.00 per share, of which $5,505,915 proceeds were received by the Company in fiscal 2015 and included in the subscription payments liability.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Capital stock (Continued)

Cancellation of shares

On February 22, 2016, Good Eastern Investment Limited (‘GEL’), Stellar Elite Limited (‘SEL’) and Moxian China Limited (‘MCL’), collectively, the Designated Shareholders, entered into a Share Cancellation Agreement (the ‘Agreement’) with the Company. Pursuant to the Agreement, on February 22, 2016, the Designated Shareholders cancelled 47,422,541 shares of the Company common stock which represented 42.93% of our issued and outstanding shares for no consideration. The cancelled shares resulted in GEL, SEL and MCL owning after the share cancellation 9,990,000, 19,830,000 and 17,602,541 shares of common stock or any other securities of the Company respectively.

As of June 30, 2016 and September 30, 2015, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

Stock reverse split

On May 24, 2016 the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-2 (the “Reverse Stock Split”). The Reverse Stock Split was effective on June 20, 2016 (the “Effective Date”). Simultaneously to the Reverse Stock Split, the number of shares of the Company’s authorized Common Stock was correspondingly reduced from 500,000,000 shares to 250,000,000 shares without changes in par value per share. The Company has retroactively restated all shares and per share data for all the periods presented.

Purchase of Intangible Asset

On January 30, 2015, the Company issued a convertible note in the principal amount of $7,782,000 to REBL for the acquisitions of Moxian IP Samoa and Moxian BVI. On August 14, 2015, $3,981,000 of such note was converted into 1,945,500 shares of the Company’s common stock. On September 30, 2015, the Company issued an additional 1,945,500 shares of its common stock to REBL upon conversion of the remainder portion of the note.

7.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. As of June 30, 2016, future net operation losses of approximately $ 1.7 million are available to offset future operating income through 2026.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2016 and 2015, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

The management estimated that Moxian Malaysia will not generate any taxable income in the future.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes (Continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to June 30, 2016. The management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to June 30, 2016.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to June 30, 2016.

The Company’s effective income tax rates were 0.3% and 0.4% for the three and nine month period ended June 30, 2016. The Company’s effective income tax rates were Nil for the three and nine month period ended June 30, 2015. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

As of June 30, 2016, the Company has a deferred tax asset of $85,981 resulting from certain net operating losses in PRC. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the Moxian Shenzhen, Moxian Malaysia and Moxian Beijing to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset.

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

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three and nine months ended June 30, 2016 were $94,877 and $513,472, respectively. Rental expenses under operating leases for the three and nine months ended June 30, 2015 were $93,394 and $164,209, respectively.

As of June 30, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending June 30,
2017	$750,974
2018	594,077
2019	18,813

Total minimum lease payments	$1,363,864

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement with Xinhua New Media Co., Ltd (“Xinhua”). Pursuant to the agreement, the Company, as an exclusive agent, is authorized to operate and sell advertisement on Xinhua’s mobile application in the gaming channel. The agreement expires on December 31, 2020. The Company is required to compensate Xinhua an agency fee of $924,860 in the first year and additional agency fees of approximately $1.5 million in the following years. The payment schedule is listed below:

For the twelve months ended
June 30, 2017	$924,860
June 30, 2018	1,541,433
June 30, 2019	1,541,433
June 30, 2020	1,541,433
December 31, 2020	1,079,003
Total agency payments	$6,628,162

For the three and nine months ended June 30, 2016, the Company recorded $462,430 in advertising agency fee expense (Nil for three and nine months ended June 30, 2015).

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of As of June 30, 2016.

9.	Subsequent events

From July 8, 2016 through July 15, 2016, Moxian Shenzhen and Shenzhen Bayi entered into four loan agreements whereby Shenzhen Bayi agreed to provide loans to Moxian Shenzhen in aggregate of $207,244 (RMB1,377,000) without interest and due in one year.

On July 15, 2016, Moxian Beijing and Xinhua Huifeng entered into a loan agreement whereby Xinhua Huifeng agreed to provide loans to Moxian Beijing in aggregate of $97,828 (RMB 650,000) without interest and due in one year.

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

Where we believe we are different from other companies is that our plan is to sign up merchants first and build our user base utilizing their customers. Many companies utilize a different strategy of building up a user base first and then signing up paying merchants and other clients to access that user base.

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

Moxian principally operates in mainland China with its headquarters in Shenzhen, China. We launched Moxian version 1.0 which only consists of the User component App in Malaysia in June 2013 and subsequently in China in July 2014. During 2014 to 2015, we developed the Apps as part of “Moxian+,” the successor to Moxian version 1.0, which was then officially launched in China only. We are currently operating in both Shenzhen and Beijing and are currently in the process of expanding our operations to Shanghai and Guangzhou.

As of the date of this report, the Company has a total of 160 employees, of which 21 employees are part of the product team, 60 employees are part of the research and development team, 26 employees are part of the sales and marketing department, 17 employees are part of the customer and technical support team and the remaining are in the administrative department.

As of June 30, 2016 and September 30, 2015, our accumulated deficits were $20,557,155 and $11,174,812, respectively. Our stockholders’ equity was $4,452,325 and $5,505,091, respectively. We have so far generated $5,703 and $18,645 in revenue in the three months and nine months ended June 30, 2016, respectively. Our losses have principally been attributed to selling, general administrative, advertising agency fee, impairment charge on intangible assets and research and development expenses.

Results of Operations

For the three months ended June 30, 2016 compared with the three months ended June 30, 2015

Revenues

The Company had revenues of $5,703 in the three months ended June 30, 2016 compared to $18,187 being generated in the three months ended June 30, 2015. The Company started to develop the China market in 2015 and therefore no significant revenue has been generated.

The decrease in revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was due to promoting and selling its Moxian version 1.0 to local merchants in Malaysia and China. Moxian version 1.0 was then retired in September 2015. In the beginning of 2016, the Company commenced promoting the new version in the China market; hence there was a decrease in revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Operating Expenses

Selling and general administrative expenses for the three months ended June 30, 2016 and 2015 were $1,139,803 and $1,241,022, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The selling and general administrative expense incurred for the three months ended June 30, 2016 was consistent from the same period of last year.

The research and development expenses for the three months ended June 30, 2016 and 2015 were $519,807 and $420,638, respectively. The increase in research and development expenses was because the Company hired more software developers in the three months ended June 30, 2016 for customizing the Moxian + applications in mainland China, which resulted in the increase in the research and development expense.

Depreciation and amortization expense for the three months period ended June 30, 2016 was $455,753, representing a significant increase from the depreciation and amortization expense of $238,048 incurred in the same period of last year. The increase in depreciation and amortization expense in the three months ended June 30, 2016 was due to more amortization expense on the software system capitalized in the beginning of fiscal 2016.

For the three months ended June 30, 2016, the Company recorded $1,264,700 impairment charge on intangible asset- IP rights based on the excess of the carrying value of the assets over the estimated fair value of the assets. There was no such impairment charge for the three months ended June 30, 2015.

The Company incurred an advertising agency fee of $462,430 with Xinhua New Media Co.,Ltd (“Xinhua”) for the three months ended June 30, 2016. The Company entered into an exclusive advertising agency agreement with Xinhua. Pursuant to the agreement, the Company, as an exclusive agent, is authorized to operate and sell advertisements on Xinhua’s mobile application in the gaming channel. The agreement expires on December 31, 2020. The Company believes the exclusive agency agreement with Xinhua will promote the Company’s Moxian mobile application version 2.0 in China market and generate more revenue on a long term basis.

We expect that our operating expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months ended June 30, 2016 and 2015 was $3,852,653 and $1,916,140, respectively. The increase in net loss for the three months ended June 30, 2016 comparing to three months ended June 30, 2015 was mainly due to an increase in research and development, depreciation and amortization, intangible impairment charge and adverting agency fee expense as explained above.

For the nine months ended June 30, 2016 compared with the nine months ended June 30, 2015

Revenues

The Company had revenues of $18,645 in the nine months ended June 30, 2016 compared to $86,353 generated in the nine months ended June 30, 2015. The Company started to launch its new version of the APP in the China market in the beginning of 2016 and therefore no significant revenue has been generated.

Operating Expenses

Selling and general administrative expenses for the nine months ended June 30, 2016 and 2015 were $3,834,542 and $2,661,793, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. During the nine months ended June 30, 2016, the Company incurred additional approximately $0.4 million in marketing and consulting expenses to pursue a public offering during the nine months ended June 30, 2016, while the Company did not incur similar expenses for the same period of last year. The remaining increase was due to $0.3 million increase in professional and consulting fee, $0.1 million in salary and wages and $0.3 million increase in rental and property maintenance fee and $0.1 million increase in marketing and advertising expense. The Company is in the process of expanding in the China market, therefore the related operating expenses increased accordingly.

The research and development expenses for the nine months ended June 30, 2016 and 2015 were $2,034,103 and $936,624, respectively. The increase in the research and development expense was mainly due to the fact that more software developers were hired during the first half of fiscal 2016.

The Company incurred advertising agency fee of $462,430 with Xinhua for the nine months ended June 30, 2016. The Company entered into an exclusive advertising agency agreement with Xinhua. Pursuant to the agreement, the Company, as an exclusive agent, is authorized to operate and sell advertisement on Xinhua’s mobile application in the gaming channel. The agreement expires on December 31, 2020. The Company believes the exclusive agency agreement with Xinhua will promote the Company’s Moxian mobile application version 2.0 in China market and generate more revenue on long term basis.

Depreciation and amortization expense for the nine months ended June 30, 2016 was $1,356,306; it represents significant increase from $494,793 in the same period of last year. The increase in depreciation and amortization expense in the nine months ended June 30, 2016 was due to more amortization expense on the software system capitalized in the beginning of fiscal 2016.

For the nine months ended June 30, 2016, the Company recorded $1,264,700 impairment charge on intangible asset- IP right based on the excess of the carrying value of the assets over the estimated fair value of the assets. There was no such impairment charge for the nine months ended June 30, 2015.

We expect that our operating expenses will continue to increase as we incur additional costs to support the growth of our business.

Other Expenses

The Company recorded a $482,855 foreign exchange transaction loss during the nine months ended June 30, 2016 due to the conversion of the private placement funds, while the Company did not incur similar expenses for the same period of last year.

Net Loss

Net loss for the nine months ended June 30, 2016 and 2015 was $9,382,343 and $4,063,639, respectively. The increase in net loss for the nine months ended June 30, 2016 comparing to nine months ended June 30, 2015 was mainly due to reasons explained above.

Liquidity and Capital Resources

As of June 30, 2016, we had working capital deficit of approximately $3.1 million consisting of cash on hand of $96,587 as compared to working capital deficit of approximately $4.1 million and cash on hand of approximately $2.4 million as of September 30, 2015.

Net cash used in operating activities for the nine months ended June 30, 2016 was approximately $5.9 million as compared to net cash used in operating activities of approximately $3.6 million or the nine months ended June 30, 2015. The increase in cash used in operating activities for the nine months ended June 30, 2016 was mainly due to approximately $0.4 million increases in the advertising agency fee expense and $1.1 million increase in research development and selling and general and administrative expense.

Net cash used in investing activities for the nine months ended June 30, 2016 was around $0.5 million as compared to approximately $1.3 million for the nine months ended June 30, 2015. The higher spending for the nine months ended June 30, 2015 because the Company expanded its operations in China and purchased approximately $1.3 million in computer and office equipment, but the related purchase only amounted to approximately $ 0.3 million for the nine months ended June 30, 2016.

Net cash provided by financing activities for the nine months ended June 30, 2016 was approximately $4.1 million as compared to around $5.9 million for the nine months ended June 30, 2015. During the nine months ended June 30, 2016, the Company completed a private placement of approximately $8.2 million, of which approximately $2.7 million was received during the nine months ended June 30, 2016 and around $5.5 million received by September 30, 2015.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which the Company is currently evaluating the impact of these new standards on its condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of June 30, 2016, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

●	Recruiting full-time qualified professionals with appropriate levels of knowledge and experience in U.S. GAAP accounting to assist in resolving accounting issues in non-routine or complex transactions.

●	Improving the communication between management, board of directors and newly hired chief financial officer; and

●	Improving the internal audit function, internal control policies and monitoring controls.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended June 30, 2016, the Company issued 4,095,010 (adjusted for 2-1 reverse stock split ) of Common Stock of the Company to Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) (“Xinhua”), the issuance of shares to Xinhua was pursuant to the Subscription Agreement entered between the Company and Xinhua on June 4, 2015 and subsequently amended.

The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Section 4(a)(2) of the Securities Act of 1933.

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

Moxian, Inc.

Date: August 8, 2016	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

