Form 10-K
period 2016-09-30
Moxian, Inc.
filed 2016-12-22
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55017

MOXIAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3729742
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Block A, 9/F, Union Plaza, 5022 Binjiang Avenue, Futian District Shenzhen City, Guangdong Province, China	Tel: +86 (0) 755-66803251
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common Stock, par value $0.001

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $49,953,632.

As of December 19, 2016, the number of shares of the registrant’s common stock outstanding was 66,507,199.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of the (i) Moxian, Inc., a company incorporated under the laws of Nevada; (ii) Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”), (iii) Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”); (iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”), (vii) Moxian Malaysia SDN BHD (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”), (viii) Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”) and (ix) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

●	“Common Stock” refers to the Company’s common stock, par value $0.001;

●	“PRC” refers to the People’s Republic of China;

●	“HK” refers to Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On February 17, 2014, the Company incorporated Moxian CN Samoa under the laws of the Independent State of Samoa.

On February 21, 2014, we acquired Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia through our wholly owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our Chief Executive Officer, James Mengdong Tan, is a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”). As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became our subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License,”) and in consideration of such License, the Company agreed to pay to REBL (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty.

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

Moxian Technologies (Beijing) Co., Ltd. (“Moxian Beijing”) was incorporated on December 10, 2015 under the laws of the People’s Republic of China and was a wholly-owned subsidiary of Moxian Shenzhen. Moxian Beijing is engaged in the business of internet technology, computer software, and commercial information consulting.

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

On November 14, 2016, the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The net proceeds from the offering is approximately $8.5 million after deducting placement agents' commissions and other estimated offering expenses. In connection with the offering, the Company's common stock began trading on the NASDAQ Capital Market on November 15, 2016 under the symbol "MOXC".

The following diagram sets forth the structure of the Company as of the date of this report:

 Our web site address is www.moxian.com. Information contained on our web site is not part of this report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We are in the O2O (“Online-to-Offline”) business. With respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with brick and mortar businesses that allows them to conduct business, interact with existing customers and obtain new customers online. We refer to our customers as “Merchant Clients” and we use the term “Users,” to refer to those existing and potential customers of our Merchant Clients who use our mobile application and platform. Through the features, products and services offered on our platform, we seek to create interactions between Users and Merchant Clients, which will allow Merchant Clients to study consumer behavior. Our platform has five main components that allow Merchant Clients to conduct targeted advertising campaigns and promotions, which we believe are effective because they are geared to the customers that a Merchant Client wishes to attract. Our platform is also designed and built to encourage Users to return and refer new Users, each of which is a potential customer for our Merchant Clients.

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

Moxian principally operates in mainland China with its headquarters in Shenzhen, China. We launched Moxian version 1.0 which only consists of the User component App in Malaysia in June 2013 and subsequently in China in July 2014. During 2014 to 2015, we developed the Apps as part of “Moxian+,” the successor to Moxian version 1.0 which was officially launched in October 2015 in China only. In December 2015, we opened our Beijing office. We are currently operating in both Shenzhen and Beijing.

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

According to official statistics, China’s O2O market reached 98.7 billion yuan (approximately US$9 billion) in 2011. Industry analysts anticipate that the China O2O market will quadruple to 418 billion yuan (approximately US$67 billion) in 2016 (http://www.prnewswire.com/news-releases/chinas-o2o-market-the-path-to-success-is-not-uni-directional-201906281.html). Moxian believes it will be able to capture a share in this market by offering its platform to merchants. Our platform allows users to be aware of their interested merchants’ on-going promotions so as to attract them to make purchases offline.

Products and Services

Subscription Packages for Moxian+ Business App Merchant Clients

The Moxian+ Business App is solely for use by Merchant Clients. Moxian+ Business App allows them to manage their presence within the Moxian+ platform, plan a campaign, offer discounts, manage payments and receive analytics. We offer free and paid subscription packages to use the Moxian+ Business App. We have three subscription levels. Our basic account is free, our gold account is $1,200 per year and our diamond account is offered at $2,000 per year.

With a basic account subscription, Merchant Clients get a “Do It Yourself” webpage and they can use different modules in their account, including the business address, business phone number and list up to 5 products that they can offer for sale through our e-commerce feature. The following benefits are available to Merchant Clients that have a basic account:

●	A webpage to create an online shop

●	Ability to interact with customers through MO-Talk, a voice chat service

●	Receive basic analytics reports

●	Provide rewards to Users

When a Merchant Client purchases one of our paid subscription packages, in addition to the features provided in the basic account, Merchant Clients also have access to a more extensive set of tools on our platform, which allows them to

●	Send out messages to targeted customers

●	Receive more detailed analytics reports

●	Social Customer Relationship Management (“SCRM”)

●	Fan rewards

●	Events Hosting

●	Vouchers and Product Listing

●	Features for multiple store locations

Moxian+ User App for Users

Our Users are referred to as “MO-Pals” within the User App. They can download and use the User App for free. Users provide basic information to sign up for a Moxian+ account and then they can invite friends and family members to join Moxian+, search and join different interest groups, and participate in social media by sharing activities, stories, photos and videos, sending micro-blog messages, playing online games in Moxian+’s game center, and earning MO-Coins, a virtual currency similar to credit card reward points which are explained further below.

The Moxian+ User App has a variety of features to attract and retain Users. The Moxian+ User App also provides access to a social media platform with a package of services to provide interaction with other Users and Merchant Clients:

●	Interact with other Users through MO-Talk;

●	News Center with daily news items under “Hot Topics,” “Hot Events” and “Nearby People;”

●	Game Center to earn MO-Points;

●	Shop at Merchants’ Online Stores by credit card or MO-Coins; and

●	MO-Shake allows Users to shake their phone to win: vouchers; MO-Coins or MO-Points; and coupons, discounts or admission to other events hosted by Merchant Clients which are in the vicinity of the User.

Services for Merchant Clients

Social Customer Relationship Management (“SCRM”)

Our SCRM is built to allow Merchant Clients to input their customer details into the system. The SCRM can then follow the customers’ activities and allows Merchant Clients to send promotional messages and advertisements to Users through our platform.

Targeted Marketing

Our Targeted Marketing tool is offered to paid Merchant Clients only. Its feature allows our Merchant Clients to contact their targeted Users directly by sending messages, promotions and vouchers to a specific range of customers, such as customers who have visited their store in the past week or month or customers who have upcoming birthdays. Merchant Clients can send Users discounts or messages and target people by age, gender or other criteria. We also provide targeted marketing to assist Merchant Clients to reach customers more efficiently. For example, we can generate a list of customers who have browsed a Merchant Client’s products over the past two months more than once, but not made a purchase, and a discount can be offered to them for certain products. In addition, Merchants Clients can find Users near their physical shops (within 1,000 meters) and invite them to their stores.

Analytics Reports

Detailed reports are provided to paid Merchant Clients. These reports allow Merchant Clients to see the number of followers they have, the number of points redeemed and rewarded, and the number of vouchers purchased or redeemed offline. Merchant Clients with a free account receive only basic analytics, such as how many MO-points have been distributed. However, for paid accounts, Merchant Clients receive more detailed analytics regarding the buying patterns and likes of current and potential customers.

Merchant Clients can provide rewards to customers by including their customer’s mobile number. Customers who have installed the Moxian+ User App can then receive rewards on the platform in the form of MO-Points or discount vouchers. Customers who do not have the Moxian+ User App installed will receive a text message informing them of their rewards and that they can download the Moxian+ User App to redeem them.

Event Hosting

Merchant Clients can host events through the platform and invite Users within a selected range, such as by proximity, common interest, or gender to participate in the event.

Vouchers and Product Listings

Merchant Clients can customize coupons or vouchers on the platform, daily or with whatever frequency they wish, or list available products.

Multiple store features

For those Merchant Clients which have multiple stores in different locations, our platform allows different stores to access to the same account. Moreover, different stores may be differentiated for which information they can access to by entering their location in the app.

Webpage to Create an Online Shop

We provide a Do it Yourself Webpage to create an online shop. The Merchant Client can include its logo, its product/service category, telephone number, and other information that is relevant to the business. The Shop will appear in the Moxian+ User App. A Merchant Client can manage its own shop by adding more information, posting events, offers, and discounts.

Our Platform

There are five components to our Moxian+ platform, which is the backend of our application. The Moxian+ platform includes the social media engine, the e-commerce engine, the rewards engine, the gamification engine, and the analytical engine.

Social Media Engine

Our data use policy governs the use of information that users have chosen to share and present. We also design our products to include robust safety tools. These tools are coupled with partnerships with online safety experts to offer protection for all users, particularly teenagers. We work with law enforcement to help promote the safety of our users as required by law. To the extent permissible, and with prior consent from the Users, we analyze User’s information to understand the User’s behavior.

E-Commerce

Utilizing our e-commerce features, Merchant Clients are able to conduct business by posting products, offering coupons and sales as well as creating events and blogs through the Moxian+ Business App. On the other hand, Users can shop at the Merchant Clients’ shops like at any other e-commerce platform by ordering online and receiving the products by express delivery.

Rewards

Users are rewarded with MO-Points and MO-Coins. MO-Points are points granted to Users when they shop at Merchant Clients, play games on our platform or engage in other activities sponsored by the Merchant Clients. MO-Points can be redeemed at the Merchant Clients’ shops as determined by the Merchant Clients, or can be redeemed for MO-Coins which are virtual currency and can be used at any Merchant Client’s stores. MO-Coins are backed by cash paid by Merchant Clients which is held in an escrow account. They can be redeemed for cash, or used to purchase more MO-Points. The ratio of MO-Coins to actual currency is currently set at 1:1. A Merchant Client who pays for MO-Coins can also redeem them for cash.

MO-Points and MO-Coins are traceable and trackable on the Moxian+ platform through designated serial number so that we can see exactly what Users do with them and use that information to assist our Merchant Clients to determine customer behaviors.

From time to time, we may also give away MO-Points or MO-Coins as a promotion to increase our User base. We also plan to have our own “shopping mall” with merchandise that Users can purchase with MO-Points and MO-Coins in the upcoming year.

Gamification

Together with outside contractors we develop games for Users to earn MO-Points and MO-Coins and other rewards which may be specific to a certain Merchant Client. Users can use MO-Points to play games offered in our game center.

Analytical Engine

Moxian provides analytics to each Merchant Client for the consumer behavior Moxian learns through its platform to assist our Merchant Clients to better design their promotions and reach their target audience. We analyze consumer behavior through “likes” of posts by certain merchants or the places they tend to “check-in” to, to determine their usual hang out.

News Center

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

Advertisements

On December 31, 2015, the Company entered into an Exclusive Partnership Agreement with Xinhua New Media Culture Communication Co. Ltd. (“Xinhua New Media”), pursuant to which the Company is engaged to operate and resell the advertisement space for the Xinhua New Media App.

The Company plans to expand its sales force to include an advertisement sales team to promote the Xinhua New Media App advertisement space. In addition to selling the Xinhua Advertisement space, the sales team will also be selling our own advertisement space on Moxian platform.

We believe that we will benefit from the partnership with Xinhua New Media in two ways:

Firstly, Traction and growth of users. Users of the Xinhua New Media App will be rewarded with Mo-Coins and Mo-Points when engaging in interactive activities, such as clicking on any advertisements, within the platform. These Xinhua New Media App users are expected to then log into Moxian Platform to redeem their Mo-Coins and Mo-Points. This will allow us to grow our user base.

Secondly, Cross-Selling. We will bundle our Moxian+ Merchant App with the advertisement space on the Xinhua New Media App and offer a package deal to merchants. The package deals will only be offered to large-scale customers who have chain-shops based in China.

In addition, we are also the exclusive operator and partner for the gaming platform included in the Xinhua New Media App. Moxian charges a fee for operating the gaming platform, which generate revenues from advertisement, sponsorship and profit sharing arrangements with gaming companies.

Transaction Fees

All transactions carried across our platform is done through our virtual currency. We charge a fee for any transaction carried on our platform within a range of 3% to 5% of the transaction price.

White-Label Solution

We offer large scale merchants the option to “white label” our Moxian+ Merchant and User App. We charge a yearly fee to the merchants. White-label merchants sell Moxian+ Merchant and User App in their own names. We also offer customization of Moxian+ Merchant and User App at the request of merchants for an additional fee.

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

We initially marketed to merchants in Shenzhen, China only where we launched Moxian version 1.0. Although this was a beta test, we were able to get 30,000 merchants to sign up. We are currently targeting these same merchants for Moxian+ and expanding the user base.

We currently have a sales force of 20 people based in Shenzhen, China. In addition, we opened an office in Beijing and plan to have a sales force of 80 people there by the beginning of 2017.

We are currently scheduling sales events in Shenzhen for the Christmas and Chinese New Year seasons to promote our products and services to our initial Merchant Clients and give away MO-Points and MO-Coins.

In the future, we also plan to utilize third party distributors with an existing base of merchants to market our products.

Competition

Although major global social network platform providers have the advantage of an existing user base, we believe Moxian has a unique social business model and social media features that enable us to stand out among the competition. Other major social networking platforms usually focus on personal photo sharing, video sharing, chat features, group chatting, micro-blogging, following groups’ online activities, rating and commenting on products and services. What we believe makes Moxian stand out is that our Merchant Clients have: (i) their own promotion pages, (ii) local event programs for their customer Users, (iii) location-based promotion information, (iv) mobile chat applications, (v) free prizes for the Users, (vi) advertising on Moxian’s social pages, (vii) a social customer relationship management systems, (viii) a loyalty program using MO-Points and MO-Coins, and (ix) customized online games to promote merchants’ brands and group sales promotions. Therefore, by establishing our Merchant Client base first, we believe that our user acquisition will be easier to build up.

In China, we face stiff competition. Our major competitor in China is Dazhong Dianping (“Dianping”). Dianping targets merchant clients as we do. In addition, Dianping also offers merchants a customized page, location based promotion information and a relationship management tool. The other principal competitors are Nuomi, Meituan and WeChat.

However, we believe Moxian+ is superior for SMEs because our SCRM offers Merchant Clients the ability to interact with their customers via instant messenger. In addition, we offer virtual currencies that can entice and encourage repeated visits by the Users.

Our Technology

Technology is the key to our success in achieving efficiency for our business, improving the user experience and enabling innovation. We employ a team of over 80 engineering and data analytics personnel to build our technology platform and develop new online and mobile products. Key components of our technology include:

Data Science

Our data science technology serves various types of data-intensive computational needs, including deep learning, high-volume batch processing and multi-variable and multi-dimensional real-time analytics. Data mining and transaction, payment and behavioral data science capabilities are used extensively in numerous applications such as search and online marketing.

Security

We take various steps to ensure the security of the Moxian+ platform and the personal information of users of the platform, as well as the ecommerce transactions conducted on the platform. We conduct daily testing and have engaged an outside security consultant to conduct further testing and make recommendations as to additional security measures.

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

Research and Development

There are 60 people in the Research & Development department, which is responsible for developing and improving the mobile application, Moxian platform and customer experience in using our products. During the past two fiscal years, we spent approximately $2.6 million and $1.5 million on research and development for the years ended September 30, 2016 and 2015, respectively.

Employees

We have a total of 160 employees, of which we have 21 employees in the product team, 60 employees in research and development team, 26 employees in sales and marketing department, 17 employees in customer and technical support team and the remaining in the administrative department. We consider our employee relations to be good, and to date have not experienced a work stoppage due to a labor dispute.

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

Among all the regulations, the Telecommunications Regulations of the People’s Republic of China, promulgated on September 25, 2000, is the primary governing law. The Telecom Regulations set out the general framework under which domestic Chinese companies such as the Company’s subsidiaries and VIE may engage in various types of telecommunications services in the PRC. They reiterate the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation.

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

Under the Several Provisions on Regulating the Market Order of Internet Information Services (“Order”) promulgated by the MIIT which became effective on March 15, 2012, internet service providers may not, without a user’s consent, collect the user’s personal information that can be used, alone or in combination with other information, to identify the user, and may not provide any user’s personal information to third parties without the prior consent of the user. Internet service providers may only collect users’ personal information necessary to provide their services and must expressly inform the users of the method, scope and purpose of the collection and processing of such information. They are also required to ensure the proper security of users’ personal information, and take immediate remedial measures if such information is suspected to have been inappropriately disclosed. When a User registers to our application, we require our users to accept a user agreement whereby they agree to provide certain personal information to us. We will take other measures as necessary to comply with these provisions.

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

Currently, our collection of the information from the Users is agreed to by the Users when they sign up. In addition, any data mining or analyzing of the user data is for internal use only. We also take steps to ensure that the data collected is stored securely.

Internet Publishing

On June 27, 2002, SPPA and MIIT jointly released the Provisional Rules for the Administration of Internet Publishing, or the Internet Publishing Rules, which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works mainly include content or articles formally published by press media such as: (i) books, newspapers, periodicals, audio-visual products and electronic publications; and (ii) literature, art and articles on natural science, social science, engineering and other topics that have been edited.

According to the Internet Publishing Rules, web portals like Moxian are required to apply to and register with GAPP before distributing Internet publications. Moxian plants to apply this license at the beginning of 2017.

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

We believe that the Company is in proper compliance with these requirements.

Foreign Exchange

Foreign exchange regulation in China is primarily governed by the following regulations:

●	Foreign Exchange Administration Rules, or the Exchange Rules of the PRC, promulgated by the State Council on January 29, 1996, which was amended on January 14, 1997 and on August 5, 2008 respectively; and

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange, or the Administration Rules promulgated by China People’s Bank on June 20, 1996.

Under the Exchange Rules of the PRC, Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. As for capital account items, such as direct investments, loans, security investments and the repatriation of investment returns, however, the reservation or conversion of foreign currency incomes is still subject to the approval of SAFE or its competent local branches; while for the foreign currency payments for capital account items, the SAFE approval is not necessary for the conversion of Renminbi except as otherwise explicitly provided by laws and regulations.

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

Hong Kong Law

Our website is maintained through a server in Hong Kong. Therefore, our data usage policy and regular terms of service for both our users and merchants must comply with the applicable rules and regulations in Hong Kong SAR. As information from our Merchant Clients and Users are preserved in Hong Kong, the law applicable to the Company is the Hong Kong Personal Data (Privacy) Ordinance (Cap 486). Non-compliance of such rules in Hong Kong may result in a fines of up to HKD $500,000. Directors of Moxian Hong Kong may also be personally liable for the Company’s violation of Hong Kong Personal Data (Privacy) Ordinance.

We believe we are in compliance with the laws in Hong Kong.

Intellectual Property

Trademarks

We have registered or applied to register the following trademarks in Mainland China, Hong Kong, and the U.S.:

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

Executive Office

Our principal executive offices are located at Block A, 9/F, Union Plaza, 5022 Binjiang Avenue, Futian District, Shenzhen City, Guangdong Province, China. Our telephone number is +86 (0) 755-66803251. We maintain a website at www.moxian.com. The information contained on our website is not, and should not be interpreted to be, a part of this report.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company. Nevertheless, the Company does not have any unresolved Staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company currently does not own any real property. We are currently renting office space in Shenzhen and Beijing. The total monthly rent is RMB 372,815 (or approximately $57,070 per month). The Company believes that such office space is sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings against to which we or any of our subsidiaries is a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted under the symbol “MOXC” on the OTCQB until November 14, 2016. The Company's common stock began trading on the NASDAQ Capital Market on November 15, 2016 under the symbol "MOXC".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2016	Bid	Bid
First Quarter	$10.9	$8.0
Second Quarter	$10.4	$8.0
Third Quarter	$8.2	$7.2
Fourth Quarter	$8.2	$5.7

	High	Low
Fiscal Year 2015	Bid	Bid
First Quarter	$11.7	$10.5
Second Quarter	$11.8	$10.2
Third Quarter	$12.6	$11.4
Fourth Quarter	$13.0	$11.4

Holders

As of September 30, 2016 and December 22, 2016, we had 64,005,949 and 66,507,199 shares of our common stock issued and outstanding, respectively. There were approximately 342 registered owners of our common stock as December 19, 2016.

Transfer Agent

The transfer agent for our capital stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760. Their telephone number is 727-289-0010 and fax number is 727-289-0069.

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

Unregistered Sales of Equity Securities

The information below lists all of the securities sold by us during the past three years that were not registered under the Securities Act:

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

On May 30, 2015, the Company, Moxian HK, and Jet Key entered into an Amended and Restated Loan Agreement (“Moxian HK-Jet Key Loan Agreement”) to document the total loan of $223,416 that Jet Key has advanced to Moxian HK in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $223,416 (“Moxian HK-Jet Key Note”) to Jet Key. Under the Moxian HK-Jet Key Note, all or any portion of the Moxian HK-Jet Key Note is convertible into shares of Common Stock of the Company at the conversion price equal to the purchase price of the securities sold in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, Jet Key shall have the right to convert any and all of the Moxian HK-Jet Key Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

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

On May 30, 2015, the Company, Moxian Malaysia, and Morolling International HK Limited (“Morolling;” name changed to Vertical Venture Capital Group Limited on July 6, 2015) entered into an Amended and Restated Loan Agreement (“Moxian Malaysia-Morolling Loan Agreement”) to document the total loan of $765,768 that Morolling has advanced to Moxian Malaysia in different tranches by May 30, 2015, and in exchange, the Company agreed to issue a 12-month convertible interest free promissory note of $765,768 (“Moxian Malaysia-Morolling Note”) to Morolling with no interest and a term of repayment of 12 months. Under the Moxian Malaysia-Morolling Note, all or any portion of the Moxian Malaysia-Morolling Note is convertible into shares of Common Stock of the Company at the conversion price equal to the purchase price of the securities sold in the Qualified Financing. If no Qualified Financing is consummated before the maturity date, Morolling shall have the right to convert any and all of the Moxian Malaysia-Morolling Note into shares of Common Stock of the Company at the 20 day trading VWAP as reported by Bloomberg, L.P.

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

On August 14, 2015, the Company issued 4,292,472 shares of Common Stock to Moxian China Limited, Jet Key Limited, Ace Keen Limited, Morolling and Shenzhen Bayi Consulting Co Ltd as a result of the conversion of $8,584,944 of convertible promissory notes held by Moxian China Limited, Jet Key Limited, Ace Keen Limited, Morolling and Shenzhen Bayi Consulting Co Ltd at that moment at $1.00 per share.

On August 14, 2015, $3,891,000 of such note was converted into 1,945,500 shares of our common stock.

On September 30. 2015, we issued an additional 1,945,500 shares of our common stock to REBL upon conversion of the remainder portion of the note.

On June 4, 2015, we agreed to sell Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) (“Xinhua”), an aggregate of 4,095,000 shares our common stock at a per share price of $2.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000), and to issue to Xinhua, for no additional consideration, a warrant to purchase in the aggregate of 16,000,000 shares of our common stock at an exercise price of $4.00 per share, exercisable on or prior to July 31, 2015. The closing date of the transaction, and the expiration date of the warrant, were both extended to December 31, 2015. On February 28, 2016, the Company closed the transaction and issued 4,095,010 shares of the Company Common Stock to Xinhua for an aggregate purchase price of $8,190,020, or $2.00 per share, of which $5,505,915 was received by the Company in fiscal 2015.

The above issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act and/or Regulation S promulgated under the Securities Act as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report.

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

The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of the (i) Moxian, Inc., a company incorporated under the laws of Nevada; (ii) Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”), (iii) Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”); (iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”), (vii) Moxian Malaysia SDN BHD (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”), (viii) Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”) and (ix) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

Overview

We are in the O2O (“Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the users of our platform that are their existing and potential customers as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study consumer behavior. Our products and services are designed to allow Merchant Clients to conduct targeted advertising campaigns and promotions which we believe are more effective because they are geared for the customers that a Merchant Client wishes to reach. Our platform is also designed and built to encourage Users to return and obtain new Users, each of which is a potential customer for our Merchant Clients.

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

Moxian principally operates in mainland China with its headquarters in Shenzhen, China. We launched Moxian version 1.0 which only consists of the User component App in Malaysia in June 2013 and subsequently in China in July 2014. During 2014 to 2015, we developed the Apps as part of “Moxian+,” the successor to Moxian version 1.0 which was officially launched in October 2015 in China only. In December 2015, we opened our Beijing office. We are currently operating in both Shenzhen and Beijing.

As of September 30, 2016 and 2015, our accumulated deficit was $24,988,796 and $11,174,812, respectively. Our stockholders’ deficit was $10,162 as of September 30, 2016 and our stockholders’ equity was $5,505,091 as of September 30, 2015. We have generated $21,479 and $83,870 in revenue for the years ended September 30, 2016 and 2015, respectively. Our losses have principally been attributed to selling, general administrative, advertising agency fee, impairment charge on intangible assets, depreciation and amortization and research and development expenses.

Recent Developments

As of December 16, 2015, we entered into a Second Amendment Agreement to the Subscription Agreement (the “Second Amendment Agreement”) with Xinhua Huifeng Investment Center Co., Ltd. (Beijing) (“Xinhua”) to amend the Subscription Agreement entered by the Company and Xinhua (“Xinhua Subscription Agreement”) dated as of June 4, 2015, which was subsequently amended on August 13, 2015. Under the Xinhua Subscription Agreement, the Company agreed to sell an aggregate of 4,095,000 shares of the Company’s Common Stock at a per share price of $2.00 for gross proceeds of $8,190,000 (approximately RMB50,000,000) (the “Purchase Price”) and to issue to Xinhua for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate of 16,000,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable on or prior to July 31, 2015 (the “Expiration Date”) (such transaction, the “Transaction”). Under the Second Amendment Agreement, the Closing Date of the Transaction was extended to December 31, 2015 and the Expiration Date of the Warrant was extended to December 31, 2015. As of February 28, 2016, we received $8,190,021 of the Purchase Price, and in turn, issued 4,095,017 shares of common stock to Xinhua. No warrants were exercised by Xinhua and have expired.

On May 24, 2016 the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-2 (the “Reverse Stock Split”). The Reverse Stock Split was effective on June 20, 2016 (the “Effective Date”). Simultaneously to the Reverse Stock Split, the number of shares of the Company’s authorized Common Stock was correspondingly reduced from 500,000,000 shares to 250,000,000 shares. On July 11, 2016, the Company received FINRA’s approval of the Reverse Stock Split. The Company has retroactively restated all shares and per share data for all the periods presented.

On September 7, 2016, the Company entered into note conversion agreements with Shenzhen Bayi Consulting Co. Ltd. and Moxian China Limited. The note conversion agreements permitted for the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of common stock at the public offering price at $4.00 per share upon the completion of our public offering.

On November 14, 2016, the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The net proceeds from the offering were approximately $8.5 million after deducting placement agents' commissions and other estimated offering expenses. In connection with the offering, the Company's common stock began trading on the NASDAQ Capital Market on November 15, 2016 under the symbol "MOXC".

Results of Operations

For the year ended September 30, 2016 compared with the year ended September 30, 2015

Gross Revenues

The Company had sales of $21,479 for the year ended September 30, 2016 compared to $83,870 in the year ended September 30, 2015.

Operating Expenses

Operating expenses for the years ended September 30, 2016 and 2015 were $13.4 million and $6.2 million, respectively. The expenses consisted of depreciation and amortization expenses, research and development (“R&D”) expenses, advertising agency fee, selling general and administrative expense and impairment charge on intangible assets.

Depreciation and amortization

The depreciation and amortization expense for the years ended September 30, 2016 and 2015 was $1.9 million and $0.8 million, respectively. The depreciation and amortization increased by $1 million in fiscal 2016 because of the more amortization on the intangible assets.

Research and development

The Research and development expense for years ended September 30, 2016 and 2015 was $2.6 million and 1.5 million, respectively. The R&D expense increased by $1.1 million in fiscal 2016 due to the expansion of our R&D team in China.

Advertising agency fee

The advertising agency fee for years ended September 30, 2016 and 2015 was $0.7 million and Nil, respectively. The Company incurred $0.7 million adverting agency fee for the contract with Xinhua in fiscal 2016.

Selling, general and administrative

The selling, general and administrative expense for the years ended September 30, 2016 and 2015 was $4.9 million and $3.9 million, respectively. The selling, general and administrative expense increased by $1 million because of our market expansion in China.

Impairment charge on intangible assets

For the year ended September 30, 2016, the Company recognized a $3.3 million impairment charge on intangible assets due to negative working capital and reduction of revenue, while no such impairment charge was recognized in fiscal 2015.

Net Loss

Net loss for the years ended September 30, 2016 and 2015 were $13.8 million and $6.2 million, respectively. Basic and diluted net loss per share amounted $0.17 and $0.06, respectively, for the years ended September 30, 2016 and 2015. The increase in net loss for the year ended September 30, 2016 compared to the year ended September 30, 2015 was due to the impairment charge on intangible assets of $3.3 million, $2.1 million increase in R&D and selling, general and administrative expense, $1 million increase in depreciation and amortization expense, $0.7 million increase in advertising agency fee and $0.5 million increase in foreign exchange loss for year ended September 30, 2016.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2016, the Company’s current liabilities exceeded the current assets by approximately $4.9 million including of cash on hand of $76,580 as compared to working capital deficit of approximately $4.1 million including cash on hand of approximately $2.4 million as of September 30, 2015. The Company’s accumulated deficit was approximately $25.0 million and the Company has incurred losses since inception.

Net cash used in operating activities for the year ended September 30, 2016 was approximately $7.6 million as compared to net cash used in operating activities of approximately $5.4 million for the year ended September 30, 2015. The increase in cash used in operating activities for year ended September 30, 2016 was mainly due to a significant increase in the net loss because of approximately $0.7 million increases in the advertising agency fee expense and $2.0 million increase in research development and selling and general and administrative expense.

Net cash used in investing activities for the year ended September 30, 2016 was approximately $0.5 million as compared to approximately $3.3 million for the year ended September 30, 2015. The increased spending for the year ended September 30, 2015 was because the Company expanded its operations in China and purchased approximately $2.9 million in computer and office equipment, but the related purchase only amounted to approximately $0.3 million for the year ended September 30, 2016.

Net cash provided by financing activities for the year ended September 30, 2016 was approximately $5.8 million as compared to approximately $9.2 million for the year ended September 30, 2015. During the year ended September 30, 2015, the Company completed a private placement of approximately $8.2 million, of which approximately $5.5 million was received during the year ended September 30, 2015 and approximately $2.7 million was received by September 30, 2016. During the year ended September 30, 2015, the Company had borrowings from related parties of $3.7 million. During the year ended September 30, 2016, the Company had net borrowings from related parties of $3.1 million.

On November 14, 2016, the Company completed an initial public offering (“IPO”) with net proceeds of $8.5 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. The Company expects to increase its revenues through the expansion of its sales force to sell advertisement space in the Xinhua New Media App and Moxian platform and to sign up more Merchant clients to increase the Users to download the Company’s User App. If the revenue does not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, the Company expects to fund any cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and

●	Issuance of shares for private placement.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. The Company will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital may come through various financing transactions or arrangements with third parties and may include equity or debt financing, bank loans or revolving credit facilities. If our future capital raising and/or private placements do not reach the level anticipated in our plan, and we are not able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, we may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, the ability of the Company to continue as a going concern is dependent upon the success of these actions. There can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

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

The carrying value of cash and cash equivalents, restricted cash, prepayment, deposits and other receivables, accruals and other payables, loans from related parties and stock subscription payable approximate their fair values because of the short-term nature of these instruments.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but not limited to, useful lives of property and equipment, intangible assets valuation, inventory valuation and deferred tax assets. Actual results could differ from those estimates.

Deferred offering costs

Deferred offering costs consist principally of legal, underwriting and registration costs in connection with the IPO of the Company’s ordinary shares. Such costs are deferred until the closing of the offering, at which time the deferred costs are offset against the offering proceeds.

Impairment of long-lived Assets

The Company classifies its long-lived assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite – lived intangible assets.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion.

Revenue recognition

The Company currently recognizes revenue from the sale of merchandise through its online platforms. Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue was recorded on a gross basis, net of surcharges and value added tax ("VAT") of gross sales. The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: it is the primary obligor of the sales arrangements, is subject to inventory risks of physical loss, has latitude in establishing prices, has discretion in suppliers' selection and assumes credit risks on receivables from customers.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar ("U.S. dollar") so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity (deficit). Transaction gains of $108,710 and $61,730 are recognized in the statements of operations and comprehensive loss for the years ended September 30, 2016 and 2015, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2016	September 30, 2015
RMB:USD	6.6702	6.3568
HKD:USD	7.7550	7.7501
MYR:USD	4.1356	4.4124

Items in the statements of operations and comprehensive loss, and statements cash flows

	Years Ended September 30,
	2016	2015
RMB:USD	6.5326	6.1653
HKD:USD	7.7605	7.7537
MYR:USD	4.1337	3.6744

Recently Issued Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, of this update on the Company's consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not expect the adoption of the ASU to have any impact on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its consolidated financial statements, disclosure requirements and methods of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of September 30, 2016 and 2015 and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Friedman LLP and Dominic K.F. Chan & Co. Friedman LLP and Dominic K.F. Chan & Co are independent registered public accounting firms. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO’) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the year covered by this report on Form 10-K. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act. The Company is in the process of adopting formal documented controls and anticipates having them in place by the fiscal year end of 2017. As part of our continuous effort to remediate the identified material weaknesses, we have initiated certain initiatives, including without limitation, appointing outside independent directors and establishing an audit committee, adding financial personnel to our management team and prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2016:

(1)	Lack of qualified full-time U.S. GAAP personnel:

●	The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including financial statements consolidation and disclosure, are inadequate.

(2)	Ineffective controls over financial reporting and Monitoring:

●	Lack of documented controls to review and approve accounting transactions and journal adjustments. There is also no established process to ensure proper cut-offs at year-end to ensure that all transactions are accounted for accurately and in a timely manner.

●	The Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

(3)	Written Policies & Procedures:

●	Due to lack of written policies and procedures for accounting and financial reporting, the accounting records of certain subsidiary companies and the new agreements with suppliers and customers were not properly managed.

●	Lack of formal procedures for approving related party transactions.

●	Lack of documented IT control policies and procedures in place, in particular that relating to security policies and password policies for IT management.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1)	We created and filled the Chief Financial Officer position on July 25, 2016 who assumes responsibilities, among others, for reviewing and establishing written policies and procedures, with the necessary internal controls, to ensure that accounting records reflect all transactions in an accurate and timely manner and form a reliable basis for the preparation of all financial statements.

(2)	Plan to engage an IT consultant to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information system development plan.

(3)	Review and document all key processes of the Company, including ensuring that there are sufficient internal controls at key flow-points; this being an ongoing exercise undertaken by the newly-appointed Chief Financial Officer which will be progressively carried throughout the next fiscal year with the key processes targeted for completion by April 2017.

(4)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure compliance and a proper accounting of accruals and payables.

(5)	Establish a communication channel between the CFO and the Audit Committee, which will also meet regularly, so that matters of importance are elevated to a higher level.

(6)	Continue to provide more U.S. GAAP knowledge and SEC reporting requirement training for staff and establish formal policies and procedures as well as engaging an external accounting consultant to help with the accounting and consolidation requirements so that all compliance requirements are met.

(7)	Implement an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization.

(8)	Recruit more accounting staff to ensure that there is adequate segregation of key duties.

(9)	Establish a process to review all related party transactions to ensure that adequate controls exist to protect the Company’s interest which would include a review by the Audit Committee and the Board of all related party agreements, for which there will be a complete record.

Changes in internal controls over financial reporting

Having regard to the foregoing paragraphs, there have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
James Mengdong Tan	55	President, Chief Executive Officer and Director
Hao Qing Hu	55	Director
Clarence Luo Xiao Yun	42	Vice President of Products
Tan Wan Hong	62	Chief Financial Officer
Yang Nan(1)(2)(3)	38	Independent Director
Liew Kwong Yeow(1)(2)(3)	62	Independent Director
Ajay Rajpal(1)(2)(3)	42	Independent Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Mr. James Mengdong Tan has served as our President and Chief Executive Officer since February 2015. Mr. Tan also served as our interim Chief Executive Officer from February 2015 until June 2015 when he was appointed as the Chief Executive Officer and a director of the Company. Mr. Tan has more than 20 years’ experience in managing private and public companies based in Asia and in the USA. Mr. Tan is currently the Director and CEO of 8iCapital. From 2003 until 2006, he was the Chairman and CEO of Vashion Group, a company listed on the Singapore Stock Exchange. From 2006 until 2009, he was the Executive Director and CEO of Vantage Corporation Limited, a company listed on the Singapore Stock Exchange. From 2006 to 2009, he served as a director on the Board of Pacific Internet Ltd, a company listed on NASDAQ, until its sale to Connect Holdings, a group comprised of Ashmore Investment Management Limited, Spinnaker Capital Limited and Clearwater Capital Partners. Mr. Tan graduated from the National University of Singapore (NUS) with a Bachelor of Arts in 1985. The Board of Directors reached a conclusion that Mr. Tan should serve as a Director of the Company based on his extensive experience in managing publicly traded companies.

Mr. Hao Qing Hu has served as a director of the Company since January 1, 2016. Mr. Hao has more than 20 years of experience in managing business operations and business strategy. Since September, 2015 he has been the General Manager of Moxian Beijing — a subsidiary of Moxian, Inc., in charge of Moxian Beijing’s overall operations. From June 2014 until September 2015, Mr. Hao was a Deputy General Manager of Xinhua Huamei Investment Management Co., Ltd. From 2005 until May 2014, Mr. Hao was a General Manager of Shandong Debang Construction Science and Technology Co., Ltd, where he was responsible for day to day operations and business development. Mr. Hao received his EMBA from Tsinghua University. Mr. Hao was a board appointee of Xinhua Huifeng Equity Centre (Limited Partnership). The Board of Directors reached a conclusion that Mr. Hao should serve as a Director of the Company based on his extensive experience in PRC Company management.

Ms. Yang Nan, has served as a director of the Company since January 1, 2016. Ms. Yang has over 15 years’ working experience in international accounting firms, experienced in accounting, auditing, financial management, internal control and risk management. From 2000 to 2014, She was with KPMG Huazhen (Beijing) as a Senior Manager of audit department, where she accumulated experience auditing US listed companies. Ms. Yang received her MBA degree from Guanghua School of Management, Peking University in 2014 and her Bachelor of Economics from Renmin University of China in 2000. She is also a Certified Public Accountant (“CPA”) in both China and the United States of America. The Board of Directors reached a conclusion that Ms. Yang should serve as an Independent Director of the Company and the Chairman of the Audit Committee based on her extensive experience in audit and accounting matters.

Mr. Liew Kwong Yeow has served as a director of the Company since June 30, 2015. Mr. Liew has more than 25 years of experience in several multi-national organizations, such as Matsushita Denki, General Motors, Intel as well as Urmet Telecoms Italy. He served as the President, Chief Executive Officer and director of Rebel Group, Inc. from February 27, 2013 to January 30, 2015. He also held senior positions and was mainly responsible for quality, engineering and procurement of related products and services. In 2006, Mr. Liew was instrumental in setting up the first manufacturing plant of Urmet telecommunications Torino Italy in China and fine-tuning its supply chains, and with Mr. Liew’s assistance, the entire operations of Urmet became significantly competitive in the China markets. Prior to that, Mr. Liew was the General Manager of Aztech Singapore’s plant in China from 2001 through 2005. From 1992 through 2001, he served as the head of QA Operations of the manufacturing facilities of Phoenix Mecano Switzerland in Singapore. Mr. Liew received his diploma in Electrical Engineering from Singapore Polytechnics University in 1974. He also completed the management study programs in: City and Guilds regarding Electrical and Electronics in 1974, Industrial Training Board at MOE Singapore in 1976, Matsushita DENKI Management Development Program in 1978, General Motors Institute in 1983 and Intel University in 1987. Mr. Liew is fluent in English and Chinese. The Board of Directors reached a conclusion that Mr. Liew should serve as an Independent Director of the Company based on his extensive experience.

Mr. Ajay Rajpal has served as a director of the Company since June 16, 2016. is a Chartered Accountant, with a broad-ranging commercial experience developed through an international career with blue chip companies, having had extensive experience in the US, Europe, Middle East and Far East, with a particular expertise in M&A, financial management and insolvency/restructuring. His recent work experience has focused on providing Board representation and finance director services for companies quoted on AIM and private companies based in the Far East. Mr. Rajpal is a non-executive director of New Trend Lifestyle Group Plc and Zibao Metal Recycling Holdings Plc, and non-executive chairman of MNC Strategic Investments Plc. The Board of Directors reached a conclusion that Mr. Rajpal should serve as an Independent Director of the Company based on his extensive experience in dealing with listed companies.

Mr. Tan Wan Hong has served as our Chief Financial Officer since July 25, 2016. Mr. Tan trained with Grant Thornton in Liverpool, UK and was admitted as an Associate of the Institute of Chartered Accountants (England and Wales) in 1980. He started his working career with KPMG Kuala Lumpur in 1981 and was quickly promoted to be the Resident Manager of the Penang Office. In 1983, Mr. Tan joined one of his clients, Island & Peninsular as the Group Financial Controller before leaving for Sime Darby, Malaysia’s largest Asian-based conglomerate in 1986. He had a successful career with Sime Darby, holding various senior positions over a span of 18 years but left in 2004 following a reorganization of the group. In 2007, Mr. Tan joined Hong Leong Asia, Singapore on a specific assignment in China which he completed in 2009. He then took the post of Head of Investor Relations with 361 Degrees International, a Mainland sportswear group listed on the Stock Exchange of Hong Kong and spent the next six years as the spokesman of the Group to the international financial community.

Mr. Clarence Luo Xiao Yun  has served as our Vice President of Product since January 1, 2014. Mr. Luo is a China-born Singapore citizen and has 22 years of working experience in both China and Singapore. He received academic training in Information Systems, started his career as a CAD (Computer Aided Architecture Design) software developer, and graduated into various management roles, including Project Management, Product Manager, and Consulting and System Integration. Since 2011, Luo is the Managing Director for Earnest Partners PTE LTD, a training and consulting firm. He was the Senior Product Manager, Global Services, Nokia Siemens Networks from 2011 to 2012, Senior Product Manager, reporting to the Director of Professional Services at Motorola Global Services from 2008 to 2011. Luo received his Bachelor degree in Science in Information Systems from the Sun Yat Sen University in 1996, master’s degree in Engineering in Wireless Communications from NUS in 1999 and MBA from Manchester University in 2011.

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years that is material to the evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

Board of Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

As a smaller reporting company under the NASDAQ rules, we are only required to maintain a board of directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Pursuant to the terms of the Subscription Agreement with Xinhua Huifeng Investment Center Co., Ltd. (Beijing), or Xinhua, upon the completion of the subscription, Xinhua had the right to nominate one member to the Board of Directors. On January 1, 2015, Xinhua appointed Mr. Hao Qing Hu to the Board and like other directors, shall hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

Director Independence

The Board of Directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the Board of Directors determined that each of Yang Nan, Liew Kwong Yeow and Ajay Rajpal are independent within the meaning of the NASDAQ rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee will be responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-party transactions.

Our audit committee consists of Yang Nan, Liew Kwong Yeow and Ajay Rajpal. Yang Nan serves as chair of the Audit Committee. Our Board of Directors has affirmatively determined that each of the members of the Audit Committee meets the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and NASDAQ rules. In addition, our Board of Directors has determined that Yang Nan qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NASDAQ rules.

Compensation Committee

The Compensation Committee will be responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors;

●	reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee currently consists of Yang Nan, Liew Kwong Yeow and Ajay Rajpal. Mr Ajay Rajpal serves as chair of the Compensation Committee. Our Board of Directors has affirmatively determined that each of the members of the Compensation Committee meets the definition of “independent director” for purposes of serving on an Compensation Committee under NASDAQ rules.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee will be responsible for, among other matters:

●	selecting or recommending for selection candidates for directorships;

●	evaluating the independence of directors and director nominees;

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and

●	overseeing the evaluation of the Company’s management.

Our Corporate Governance and Nominating Committee consists of Yang Nan, Liew Kwong Yeow and Ajay Rajpal. Liew Kwong Yeow serves as chair of the Corporate Governance and Nominating Committee. Our Board of Directors has affirmatively determined that each of the members of the Corporate Governance and Nominating Committee meet the definition of “independent director” for purposes of serving on a Nominating Committee under NASDAQ rules.

Risk Oversight

Our Board of Directors will oversee a company-wide approach to risk management. Our Board of Directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board of Directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our Compensation Committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our Audit Committee will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our Board of Directors will be responsible for overseeing the management of risks associated with the independence of our Board of Directors.

Code of Business Conduct and Ethics

On September 7, 2016, our Board of Directors adopted a code of business conduct and ethics that applies to our directors, officers and employees. A copy of this code is available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Directors, executive officers and persons who own more than 10% of our common stock are required by SEC regulations to furnish to the Company copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2016 fiscal year, our directors, executive officers and persons who owned more than 10% of our common stock did not comply with Section 16(a) filing requirements, and currently they are in the process of such filings.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended September 30, 2016 and 2015 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this annual report.

Mr. James Mengdong Tan, who has become our President, Chief Executive Officer and a director of the Company since February 13, 2015, has not received any compensation and no arrangements have been entered into in relating to his compensation.

Name and Principal Position	Year	Salary ($)	Total ($)
Clarence Luo Xiaoyun	2016	130,117	130,117
Vice President of Products	2015	195,997	195,997

Tan Wan Hong	2016	11,854	11,854
CFO	2015	-	-

Employment Agreement with Mr. Luo

On October 1, 2014, Moxian HK entered into an agreement with Mr. Luo Xiaoyuan to serve in the role of Vice President of Product. Pursuant to the terms of this original agreement, Mr. Luo’s monthly base salary was RMB 100,000 (approximately $14,992). Mr. Luo was entitled to receive a non-qualified stock option to purchase up to 1,500,000 shares of the Company on the earlier of the third anniversary of the date of the agreement, and the listing of the Company on a national securities exchange. The Company shall reimburse Mr. Luo for all reasonable out of pocket expenses in connection with travel, entertainment and other expenses incurred in the performance of his duties.

On March 1, 2016, the compensation terms were amended to provide that Mr. Luo’s monthly base salary would be reduced to RMB 50,000 (approximately $7,496) and he would be entitled to receive a non-statutory stock option to purchase up to 750,000 shares of the Company on the earlier of the third anniversary of the date of the agreement, and the listing of the Company on a national securities exchange.

The employment agreement may be terminated by either party by giving one month’s prior written notice, or payment in lieu of appropriate notice. Mr. Luo’s employment may be terminated immediately without notice or payment in lieu, if among other things, Mr. Luo conducts himself in a way that is inconsistent with the due and faithful discharge of his duties. The payment in lieu of notice of termination is calculated as one month’s salary equal to RMB 50,000 (approximately $77,496).

Employment Agreement with Mr. Tan

On July 25, 2016, Moxian HK entered into an agreement with Mr. Wan Hong Tan to serve in the role of Chief Financial Officer. Pursuant to the terms of such employment agreement, Mr. Tan’s monthly base salary is RMB 35,000 (approximately $5,247) for the probation period, which is the initial three months from the date of the employment agreement, and thereafter, RMB 40,000 (approximately $5,997). During the probation period, the employment agreement may be terminated by giving one week’s prior written notice. After the probation, the employment agreement may be terminated by either party by giving one month’s prior written notice, or payment in lieu of appropriate notice. Mr. Tan’s employment may be terminated immediately without notice or payment in lieu, if among other things, Mr. Tan conducts himself in a way that is inconsistent with the due and faithful discharge of his duties. The Company shall reimburse Mr. Tan for all reasonable out of pocket expenses in connection with travel, entertainment and other expenses incurred in the performance of his duties. The payment in lieu of notice of termination is calculated as one month’s salary equal to RMB 40,000 (approximately $5,997).

Outstanding Equity Incentive Awards At Fiscal Year-End

None.

Director Compensation

Ms. Yang Nan, one of our independent directors, entered into an agreement on January 1, 2016, which provides for compensation equal to $5,000 per month.

Mr. Liew Kwong Yeow, one of our independent directors, entered into an agreement on January 1, 2016 which provides for compensation equal to $3,000 per month.

Mr. Hao Qing Hu, our non-executive director, entered into an agreement on January 1, 2016, which provides for director compensation equal to $5,000 per month.

Mr. Ajay Rajpal, one of our independent directors, entered into an agreement on June 16, 2016, which provides for compensation equal to $5,000 per month.

The following table sets forth the compensation paid to our directors during the years ended September 30, 2016 and 2015:

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Ng Kian Yong(1)	2016	$0	$0	$0		$0
	2015	$0	$0	$0		$0
Qin Chang Jian(2)	2016	$0	$0	$0		$0
	2015	$0	$0	$0		$0
James Mengdong Tan(3)	2016	$0	$0	$0		$0
	2015	$0	$0	$0		$0
Liew Kwong Yeow(4)	2016	$27,000	$0	$19,463	(5)	$46,463
	2015	$0	$0	$0		$0
Yang Nan	2016	$45,000	$-	$-		$45,000
	2015	$-	$-	$-		$-
Hao Qing Hu	2016	$45,000	$-	$-		$45,000
	2015	$-	$-	$-		$-
Ajay Rajpal	2016	$17,500	$-	$-		$17,500-
	2015	$-	$-	$-		$-

(1)	Mr. Ng served as the Company’s director from November 14, 2013 to February 13, 2015.
(2)	Mr. Qin served as the Company’s director from November 14, 2013 to June 30, 2015.
(3)	Mr. Tan has served as the Company’s director since February 13, 2015.
(4)	Mr. Yeow has served as the Company’s director since January 1, 2016.
(5)	Mr. Yeow received $19,463 advisory directorship fee prior to January 1, 2016.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2016, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 66,507,199 shares of our common stock outstanding as of December 19, 2016.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors

James Mengdong Tan(2) President, Chief Executive Officer and Director	29,820,000	44.84%

Hao Qing Hu(3) Director	4,095,010	6.16%

Liew Kwong Yeow Independent Director	0	—%

Yang Nan Independent Director	0	—%

Ajay Rajpal Independent Director	0	—%

Tan Wan Hong Chief Financial Officer	0	—%

All officers and directors as a group (6 persons named above)	33,915,000	50.99%

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Securities Holders

Good Eastern Investment Holding Limited(4) 10 Anson Road #35-11 International Plaza Singapore 079903	9,990,000	15.02%

Moxian China Limited(5) Room 2807, 28/F., Paul Y. Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong	17,827,542	26.80%

Stellar Elite Limited(6) Room 2807, 28/F., Paul Y. Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong	19,830,000	29.82%

Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership)(7) Beijing City, Haiding District, Zhongguan Village, 66 North Road, Block 1, Level 2, Room 05-079	4,095,010	6.16%

Rebel Group, Inc.(8) 7500A Beach Road, Unit 12-313, The Plaza, 199591	3,891,000	5.85%

(1)	Except as otherwise set forth below, the address of each beneficial owner is Room 2003, Building B, King Key 100, Hongbao Road, Luohu District, Shenzhen 518000, China.
(2)	Includes (i) 19,830,000 shares of Common Stock that Stellar Elite Limited owns and (ii) 9,990,000 shares of Common Stock that Good Eastern Investment Holding Limited owns. Mr. Tan, is the sole director and sole shareholder of Stellar Elite Limited, and is a member and director of Good Eastern Investment Holding Limited.
(3)	Includes 4,095,010 shares of Common Stock that Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) (Beijing) owns. Mr. Hao is the Managing Principal of Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership).
(4)	Mr. Tan, our Chief Executive Officer and President, is a sole member and director of Good Eastern Investment Holding Limited and is deemed to have sole voting and dispositive power over the shares.
(5)	Mr. Ng Ka Lam, is the sole member and director of Moxian China Limited and is deemed to have sole voting and dispositive power over the shares.
(6)	Mr. Tan, our Chief Executive Officer and President, is the Chief Executive Officer of Amazing Wave Limited, a Samoa company and the sole shareholder of Stellar Elite Limited and is deemed to have sole voting and dispositive power over the shares.
(7)	Mr. Hao is the Managing Principal of Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) and is deemed to have sole voting and dispositive power over the shares.
(8)	Mr Leong Khien Kiee and Mr Leong Aan Yee, are the directors of Rebel Group, Inc. and are deemed to share voting and dispositive power over the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following is a description of transactions since October 1, 2013, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

Service and Consultancy Agreement with REBL

On March 1, 2014, 8i Capital Limited (“8i Capital”), a company incorporated under the laws of the British Virgin Islands, of which our CEO, James Mengdong Tan is a sole member and director, entered into a service and consultancy agreement (the “Consultancy Agreement”) with SCA Capital Limited, a subsidiary of Rebel Group, Inc. (REBL). Under the Consultancy Agreement, 8i Capital agreed to provide corporate service to SCA Capital to assist it with the reverse merger acquisition of a company listed on the OTCQB (“Listco”) and general business advisory service. In consideration, SCA Capital agreed to (i) pay $500,000 in total to 8i Capital, (ii) issue 5% of total shares of the Listco on a fully-diluted basis after the reverse acquisition and (iii) pay a retainer fee of $240,000 to 8i Capital per year. Mr. Tan is deemed as a promoter as defined under Rule 405 of Regulation C promulgated under the Securities Act.

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

On February 21, 2014, we acquired Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia through our wholly-owned subsidiary, Moxian CN Samoa from REBL, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”). As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became our subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License,”) and in consideration of such License, the Company agreed to pay to REBL (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty.

In January 2015, Mr. Tan, through 8i Capital, assisted with the share exchange transaction among REBL, Rebel Holdings Limited, a company incorporated under the laws of the British Virgin Islands and a wholly-owned subsidiary of REBL (“Rebel FC”) and the Rebel FC Stockholder.

On January 30, 2015, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL 100% of the equity interests of Moxian IP Samoa for $6,782,000 (the “Moxian IP Samoa Purchase Price”). Moxian IP Samoa owns all the intellectual property rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly-owned subsidiary of the Company. In addition, under the Equity Transfer Agreement, the Company and REBL agreed to terminate the License and Acquisition Agreement. Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Purchase Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued. 8i Capital also provided business advisory service to REBL regarding the Equity Transfer Transaction.

The Company agreed to issue to REBL a convertible promissory note for $7,782,000 (the “Rebel Note”), representing the sum of the Moxian IP Samoa Purchase Price and the Moxian BVI Purchase Price. The Rebel Note was due and payable on October 30, 2015 without any interest. The Company had the option to cause REBL to convert any and all amounts due under the Rebel Note into shares of the Company’s Common Stock at the conversion price of $2.00 per share (the “Conversion Price”), if the volume weighted average price (the “VWAP”) of the Company’s Common Stock for a period of 30 trading days immediately prior to the date of conversion was higher than the Conversion Price. The Company also had a right of first refusal to purchase the shares issuable upon conversion of the Rebel Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by the Company, or at the price of $2.00 per share if such purchase is lower than $2.00.

On August 14, 2015, the VWAP of the Company’s Common Stock for 30 trading days prior to August 14, 2015 was higher than $2.00, which triggered the conversion of the Rebel Note. The Company notified REBL that it elected to cause it to convert $3,891,000 of the Rebel Note into 1,945,500 shares of its Common Stock (the “August Conversion”). As a result of the August Conversion, the remaining amount of the Rebel Note was $3,891,000.

On September 30, 2015, the Company notified REBL that it elected to cause it to convert the remainder of the Rebel Note into 1,945,500 shares of the Company’s Common Stock (the “September Conversion”). After the August Conversion and September Conversion, the entire balance of the Rebel Note was converted into total of 3,891,000 shares of the Company’s Common Stock.

Related Party Transaction with Shareholders

For the year ended September 30, 2016, the Company obtained additional borrowings, net of repayment, aggregated of $3,146,157 from Morolling, Moxian China Limited, Ace Keen, Hao Qing Hu, Zhang Xin, Zhongtou and Xinhua and Bayi.

For the year ended September 30, 2015, the Company obtained additional borrowings, net of repayment, aggregated of $3,730,113 from Jet Key, Ace Keen and Bayi.

The loans and advance were made by shareholders to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia and are unsecured, interest free and due on various dates specified on loan agreements.

On November 30, 2013, Moyi and Jet Key entered into a loan agreement whereby Jet Key agreed to provide a loan to Moyi in aggregate of $76,459 (RMB 510,000) without interest and due in three years.

On March 28, 2015, Moyi and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moyi in aggregate of $22,488 (RMB 150,000) without interest and due in two years.

On September 30, 2015, Moxian Shenzhen and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $1,226,350 (RMB 8,180,000) without interest and due in one year.

On November 9, 2015, Moxian HK and Zhang Xin entered into a loan agreement whereby Zhang Xin agreed to provide a loan to Moxian HK in aggregate of $98,969 (HKD 767,500) without interest and due in one year.

From November 12, 2015 through June 15, 2016, Moxian HK and Moxian Malaysia and Moxian China Limited entered into fifteen loan agreements whereby Moxian China Limited agreed to provide loans to Moxian HK in aggregate of $838,874 (HKD 6,505,440) without interest and due in one year. For the year ended September 30, 2016, Moxian HK repaid $368 and Moxian Malaysia repaid 48,361 to Moxian China Limited.

On November 20, 2015, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in aggregate of $75,985 (HKD 589,259) without interest and due in one year.

From July 4, 2016 through September 30, 2016, Moxian HK and Morolling entered into sixteen loan agreements, whereby Morolling agreed to provide loans to Moxian HK in aggregate of $914,014 without interest and due in one year.

From October 19, 2015 through September 30, 2016, Moxian Shenzhen and Bayi entered into twenty-eight loan agreements whereby Bayi provided loans to Moxian Shenzhen in aggregate of $2,484,608 (RMB 16,572,883) without interest and due in one year. For the year ended September 30, 2016, the Company repaid $1,733,110 to Bayi.

From April 1, 2016 through September 12, 2016, Moxian Shenzhen and Xinhua entered into six loan agreements whereby Xinhua agreed to provide loans to Moxian Shenzhen in aggregate of $382,297 (RMB 2,550,000) without interest and due in one year.

From February 3, 2016 through June 28, 2016, Moxian Beijing and Zhongtou entered into two loan agreements whereby Zhongtou agreed to provide loans to Moxian Bejing in aggregate of $16,161 (RMB 107,800) without interest and due on demand.

From March 10, 2016 through July 15, 2016, Moxian Beijing and Xinhua entered into two loan agreements whereby Xinhua agreed to provide loans to Moxian Beijing in aggregate of $110,941 (RMB 740,000) without interest and due on demand.

From February 29, 2016 through September 18, 2016, Moxian Beijing advanced $58,419 (RMB 389,668) from Hao Qing Hu, a director of the Company and repaid $47,858 (RMB 319,200).

On February 26, 2016, Shenzhen Moyi and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Shenzhen Moyi in aggregate of $32,734 (RMB 218,340) without interest and due in one year. The loan was fully repaid on September 7, 2016.

On May 4, 2016, Moxian Malaysia and Jet Key entered into a loan agreement whereby Jet Key agreed to extend the original loan to Moxian Malaysia in aggregate of $122,144 signed on May 4, 2015 without interest and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$210,000	$45,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$210,000	$45,500

The category of “Audit fees” (excluding out of pocket expenses) includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit related services were pre-approved by the Board of Directors and Audit Committee for the fiscal years ended September 30, 2016 and 2015, which concluded that the provision of such service by Friedman LLP and Dominic K.F. Chan & Co. were compatible with maintenance of the firm’s independence in the conduct of its audits.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Moxian, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on October 12, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

3.2	Restated Articles of Incorporation of the Company filed on May 2, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2011).

3.3	Certificate of Amendment to the Company’s Articles of Incorporation filed on December 9, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

3.4	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

4.1	Specimen Stock Certificate of Common Stock of Moxian, Inc. (incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2015).

10.1	Subscription Agreement dated as of April 24, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).

10.2	Form of Termination Agreement dated as of June 4, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.3	Form of Subscription Agreement dated as of June 4, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing). (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.4	Form of Amendment Agreement dated as of August 14, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.( (incorporated by reference herein to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015)

10.5	Form of Second Amendment Agreement dated as of December 16, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.6	Loan Agreement dated May 4, 2015 by and between Jet Key Limited and Moxian Malaysia SDN BHD (incorporated by reference herein to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.7*	Loan Agreement dated May 4, 2016 by and between Jet Key Limited and Moxian Malaysia SDN BHD.

10.8	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015 (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.9	Loan Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated September 30, 2015 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.10	Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.11	Loan Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014) .

10.12	Share Pledge Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.13	Exclusive Option Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.14	Moxian Technologies (Shenzhen) Co., Ltd. Oracle Product Supply Contract, by and between Moxian Technologies (Shenzhen) Co., Ltd. and Guangzou SIE Consulting Co., Ltd., dated April 27, 2015 (incorporated by reference herein to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016)

10.15	Share Cancellation Agreement by and among Moxian, Inc., and each of Good Eastern Investments Holdings, Moxian China Limited and Stellar Elite Limited, dated February 22, 2016 (incorporated by reference herein to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 17, 2016).

10.16	Independent Director Agreement by and between Moxian, Inc. and Yang Nan, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.17	Independent Director Agreement by and between Moxian, Inc. and Liew Kwong Yeow, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

10.18	Lease Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd. and Cai Bingquan, dated July 22, 2015 (incorporated by reference herein to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016).

10.19	Lease Agreement by and between Moxian Technologies (Beijing) Co., Ltd. and Beijing Zhongjia Real Estate Broker Co., Ltd., dated August 27, 2015. (incorporated by reference herein to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016).

10.20	Director Agreement by and between Moxian, Inc. and Hao Qing Hu, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 19, 2016).

10.21	Employment Agreement by and between Moxian (Hong Kong) Limited and Mr. Luo Xiaoyuan, dated October 1, 2014, as amended on March 1, 2016 (incorporated by reference herein to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 17, 2016).

10.22	Advertising Sole Agency Agreement of Xinhua New Media Culture Communication Co., Ltd., dated December 31, 2015 (incorporated by reference herein to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.23	Employment Agreement by and between Moxian (Hong Kong) Limited and Mr. Tan Wan Hong, dated July 25, 2016 (incorporated by reference herein to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.24	Independent Director Agreement by and between Moxian, Inc. and Ajay Rajpal (incorporated by reference herein to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

10.25	Note Conversion Agreement by and between Moxian, Inc. and the note holders named therein, dated September 7, 2016 (incorporated by reference herein to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 19, 2016).

10.26*	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd. and Shenzhen Bayi Consulting Co. Ltd. dated December 25, 2015.

10.27*	Schedule of Loan Agreements substantially identical in all material respects to the Loan Agreement filed as Exhibit 10.26 to this Annual Report on Form 10-K, pursuant to Instruction 2 To Item 601 of Regulation S-K.

14.1	Code of Ethics of Moxian, Inc. Applicable To Directors, Officers And Employees (incorporated by reference herein to Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

21	List of Subsidiaries (incorporated by reference herein to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2015).

23*	Consent of Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: December 22, 2016	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: December 22, 2016	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Mengdong Tan	President, Chief Executive Officer and Director	December 22, 2016
James Mengdong Tan	(Principal Executive Officer)

/s/ Tan Wan Hong	Chief Financial Officer	December 22, 2016
Tan Wan Hong	(Principal Accounting and Financial Officer)

/s/ Liew Kwong Yeow	Independent Director	December 22, 2016
Liew Kwong Yeow

/s/ Hao Qing Hu	Director	December 22, 2016
Hao Qing Hu

/s/ Yang Nan	Independent Director	December 22, 2016
Yang Nan

/s/ Ajay Rajpal	Independent Director	December 22, 2016
Ajay Rajpal

MOXIAN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Moxian, Inc.

We have audited the accompanying consolidated balance sheet of Moxian, Inc., subsidiaries and affiliate (collectively, the “Company”) as of September 30, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
December 22, 2016

DCAW (CPA) Limited CERTIFIED PUBLIC ACCOUNTANTS Rooms 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong Tel : (852) 2780 0607 Fax: (852) 2780 0013	正大會計師事務所有限公司 香港執業會計師 香港九龍亞皆老街八號 朗豪坊辦公大樓二十一樓2105-6室 電話：(八五二)二八五一 七九五四 傳真：(八五二)二五四五 四Ｏ八六

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of
        Moxian, Inc.

We have audited the accompanying consolidated balance sheets of Moxian, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years ended September 30, 2015 and 2014. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Dominic K.F. Chan & Co
Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong, December 15, 2015
Except for Note 2 dated February 17, 2016 and Note 10 dated August 12, 2016

MOXIAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,580	$2,398,713
Restricted cash	65,590	-
Prepayments, deposits and other receivables, net	129,024	1,042,727
Value added tax recoverable	444,701	-
Deferred offering costs	290,234	-
Inventories	9,857	38,310
Total current assets	1,015,986	3,479,750

Deferred tax assets, net	98,581	52,609
Property and equipment, net	1,508,743	2,941,562
Intangible assets, net	3,311,293	6,600,285
TOTAL ASSETS	$5,934,603	$13,074,206

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accruals and other payables	$1,392,200	$600,675
Loans payable – related parties	2,552,565	1,462,525
Stock subscription payables	2,000,000	5,505,915
Total current liabilities	5,944,765	7,569,115

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares, 64,005,949 and 107,333,472 shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively *	64,006	107,334
Additional paid-in capital*	24,691,259	16,457,910
Accumulated deficit	(24,988,796)	(11,174,812)
Accumulated other comprehensive income	223,369	114,659
Total stockholders’ equity (deficit)	(10,162)	5,505,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,934,603	$13,074,206

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	For the Year
	Ended	Ended
	September 30, 2016	September 30, 2015

Revenues	$21,479	$83,870
Cost of revenues	(4,845)	(25,269)
Gross profit	16,634	58,601

Depreciation and amortization	1,883,985	843,299
Research and development	2,591,550	1,523,859
Advertising agency fee	688,854	-
Impairment charge on intangible assets	3,321,665	-
Selling, general and administrative	4,912,502	3,919,956
Loss from operations	(13,381,922)	(6,228,513)

Finance expense	(62)	-
Interest income	1,398	2,258
Foreign exchange loss	(482,855)	-
Other expenses	(7)	-
Loss before income tax	(13,863,448)	(6,226,255)

Income tax benefits	49,464	52,609
Net loss	(13,813,984)	(6,173,646)

Other comprehensive income
Foreign currency translation adjustments	108,710	61,730
Comprehensive loss	$(13,705,274)	$(6,111,916)

Basic and diluted loss per common share	$(0.17)	$(0.06)

Basic and diluted weighted average common shares outstanding*	81,021,012	99,998,087

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to consolidated financial statements

MOXIAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended September 30, 2016 and 2015

	Common Stock*		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital*	deficit	income	Total
Balance, September 30, 2014	99,150,000	$99,150	$262,064	$(5,001,166)	$52,929	$(4,587,023)

Issuance of shares	8,183,472	8,184	16,358,760	-	-	16,366,944
Inclusion of Moyi	-	-	(162,914)	-	-	(162,914)
Net loss	-	-	-	(6,173,646)	-	(6,173,646)
Foreign currency translation adjustment	-	-	-	-	61,730	61,730

Balance, September 30, 2015	107,333,472	$107,334	$16,457,910	$(11,174,812)	$114,659	$5,505,091

Issuance of shares	4,095,017	4,095	8,185,926	-	-	8,190,021
Cancelation of shares	(47,422,540)	(47,423)	47,423	-	-	-
Net loss	-	-	-	(13,813,984)	-	(13,813,984)
Foreign currency translation adjustment	-	-	-	-	108,710	108,710

Balance, September 30, 2016	64,005,949	$64,006	$24,691,259	$(24,988,796)	$223,369	$(10,162)

*	The number of shares of common stock has been retroactively restated to reflect the 60-for-1 forward stock split effected on December 13, 2013 and 1 for 2 reverse stock split on June 20, 2016.

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,813,984)	$(6,173,646)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,883,985	843,299
Impairment charge on intangible assets	3,321,665	-
Loss on disposition of property and equipment	482	-
Bad debt provision	18,769	-
Inventory provision	20,719	-
Deferred tax benefits	(49,464)	(52,609)
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	415,930	(317,016)
Deferred offering cost	(290,234)	-
Inventories	6,568	(22,375)
Restricted cash	(66,972)	-
Accruals and other payables	980,632	305,074
Net cash used in operating activities	(7,571,904)	(5,417,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(333,176)	(2,931,838)
Purchase of intangible assets	(192,203)	(354,755)
Net cash used in investing activities	(525,379)	(3,286,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	5,076,636	3,730,113
Repayments of related party loans	(1,930,479)	-
Proceeds from private placement – stock issuance	2,657,533	5,505,915
Net cash provided by financing activities	5,803,690	9,236,028

Effect of exchange rates on cash and cash equivalents	(28,540)	96,355
Net (decrease) increase in cash and cash equivalents	(2,322,133)	628,517
Cash and cash equivalents, beginning of year	2,398,713	1,770,196
Cash and cash equivalents, end of year	$76,580	$2,398,713

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares in conversion of convertible promissory notes	$-	$16,366,944
IP rights acquired by issuing common stock	$-	$7,782,000
Issuance of shares for subscription payment received	$5,505,915	-
Reclassification of construction in progress to intangible assets	$829,862	-
Related party loans transferred to stock subscription payable	$2,000,000	-

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to consolidated financial statements

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

Moxian, Inc. (formerly known as Moxian China, Inc., hereinafter referred as “Moxian,” together with its subsidiaries and variable interest entity, the “Company”), was incorporated under the laws of the State of Nevada on October 12, 2010. The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform. The Company is currently devoting its efforts to develop mobile application and online platform that facilitate the small to medium size businesses to attract more clients. The Company’s ability to generate sufficient funds to meet its working capital requirements is dependent upon its ability to develop additional sources of capital, develop apps and websites, generate servicing income, and ultimately, achieve profitable operations (see Note 2).

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Independent State of Samoa.

On February 21, 2014, Moxian acquired Moxian Group Limited (“Moxian BVI”), together with its subsidiaries, Moxian (Hong Kong) Limted (“Moxian HK”), Moxian Technology (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and Moxian Malaysia SDN BHD (“Moxian Malaysia”) through our wholly owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our Chief Executive Officer, James Mengdong Tan, is a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”). As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License,”) and in consideration of such License, the Company agreed to pay to REBL (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty.

Moxian BVI was incorporated on July 3, 2012 under the laws of British Virgin Islands. REBL owned 100% equity interests of Moxian BVI prior to the closing of the License and Acquisition Agreement, among the Company, Moxian BVI and REBL.

Moxian HK was incorporated on January 18, 2013 and became Moxian BVI’s subsidiary since February 14, 2013. Moxian HK is currently engaged in the business of online social media. Moxian HK operates through two wholly owned subsidiaries: Moxian Shenzhen and Moxian Malaysia.

Moxian Shenzhen was invested and wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and is engaged in the business of internet technology, computer software, commercial information consulting

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia is conducting its business in IT services and media advertising industry.

Shenzhen Moyi Technologies Co., Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China and became a variable interest entity (“VIE”) of Moxian Shenzhen since July 15, 2014. Moxian Shenzhen controls Moyi through arrangement that absorbs operations risk, as if Moyi is a wholly owned subsidiary of Moxian Shenzhen.

Moxian Technologies (Beijing) Co., Ltd. (”Moxian Beijing”) was incorporated on December 10, 2015 under the laws of the People’s Republic of China and is a wholly owned subsidiary of Moxian Shenzhen.

On January 30, 2015, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly owned subsidiary of REBL (“Moxian IP Samoa”) for $6,782,000 (the “Moxian IP Samoa Purchase Price”) (see Note 7). Moxian IP Samoa owns all the intellectual property rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly owned subsidiary of the Company.

On November 14, 2016, the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds from the offering were approximately $10,005,000 before deducting placement agents' commissions and other offering expenses, resulting in net proceeds of approximately $8.5 million. In connection with the offering, the Company's common stock began trading on the NASDAQ Capital Market beginning on November 15, 2016 under the symbol "MOXC".

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and reflect the activities of the following subsidiaries and VIE: Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Shenzhen, Moxian Malaysia, Moyi, Moxian Beijing and Moxian IP Samoa. All intercompany transactions and balances have been eliminated in the consolidation.

On May 24, 2016 the Board of approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-2 (the “Reverse Stock Split”). The Reverse Stock Split was effective on June 20, 2016 (the “Effective Date”). Simultaneously to the Reverse Stock Split, the number of shares of the Company’s authorized Common Stock was correspondingly reduced from 500,000,000 shares to 250,000,000 shares without changes in par value per share. The Company has retroactively restated all shares and per share data for all the periods presented.

In accordance with U.S. GAAP, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. Pursuant to an Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014, Moxian Shenzhen has the exclusive right to provide to Moyi technical and systems support, marketing consulting services, training for technical personnel and technical consulting services. As payment for these services, Moyi has agreed to pay Moxian Shenzhen a service fee equal to 100% Moyi’s pre-tax profit. In addition, Moxian Shenzhen will also absorb losses from Moyi, if any, based on the service agreement. In accordance with the provisions of ASC 810, the Company has determined that Moyi is a VIE of Moxian Shenzhen and that the Company is the primary beneficiary, and accordingly, the financial statements of Moyi are consolidated into the financial statements of the Company.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2016, the Company’s current liabilities exceeded the current assets by approximately $4.9 million, its accumulated deficit was approximately $25.0 million and the Company has incurred losses since inception.

On November 14, 2016, the Company completed an initial public offering (“IPO”) with net proceeds of $8.5 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. The Company expects to increase its revenues through the expansion of its sales force to sell advertisement space in the Xinhua New Media App and Moxian platform and to sign up more Merchant clients to increase the Users to download the Company’s User App. If the revenue does not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, the Company expects to fund any cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and

●	Issuance of shares for private placement.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying value of cash and cash equivalents, restricted cash, prepayment, deposits and other receivables, accruals and other payables, loans from related parties and stock subscription payable approximate their fair values because of the short-term nature of these instruments.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but not limited to, useful lives of property and equipment, intangible assets valuation, inventory valuation and deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.. As of September 30, 2016 and 2015, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Restricted cash

The Company is required to maintain certain deposits with credit card institutions for advances. These balances are subject to withdrawal restrictions and totaled $65,590 and Nil as of September 30, 2016 and 2015, respectively.

Inventories

Inventories consist of merchandise and are stated at the lower of cost or market value, and cost is calculated on the moving weighted average basis. The cost of inventories comprises all costs of purchases and other costs incurred in bringing the inventories to their present condition. As of September 30, 2016 and 2015, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Prepayments, deposits and other receivables

Prepayments and deposits represent amounts advanced to suppliers. The suppliers usually require advance payments or deposits when the Company makes purchase or orders service and the prepayments and deposits will be utilized to offset the Company’s future payments. Other receivables mainly consist of various cash advances to employees for business needs. These amounts are unsecured, non-interest bearing and generally short-term in nature.

Allowances are recorded when utilization and collection of amounts due are in doubt. Delinquent prepayments, deposits and other receivables are written-off after management has determined that the likelihood of utilization or collection is not probable and known bad debts are written off against the allowances when identified.

Deferred offering costs

Deferred offering costs consist principally of legal, underwriting and registration costs in connection with the IPO of the Company’s ordinary shares. Such costs are deferred until the closing of the offering, at which time the deferred costs are offset against the offering proceeds.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Electronic equipment	3-6 years
Furniture and fixtures	3-6 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible assets, net

Intangible assets, comprising Intellectual property rights (“IP rights”) and software, which are separable from property and equipment, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 3- 10 years.

Impairment of long-lived Assets

The Company classifies its long-lived assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite – lived intangible assets.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Revenue recognition

The Company currently recognizes revenue from the sale of merchandise through its online platforms. Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue was recorded on a gross basis, net of surcharges and value added tax ("VAT") of gross sales. The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: it is the primary obligor of the sales arrangements, is subject to inventory risks of physical loss, has latitude in establishing prices, has discretion in suppliers' selection and assumes credit risks on receivables from customers.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.  The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2016 and 2015, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar ("U.S. dollar") so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity (deficit). Transaction gains of $108,710 and $61,730 are recognized in the statements of operations and comprehensive income for the years ended September 30, 2016 and 2015, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2016	September 30, 2015
RMB:USD	6.6702	6.3568
HKD:USD	7.7550	7.7501
MYR:USD	4.1356	4.4124

Items in the statements of operations and comprehensive loss, and statements cash flows

	Years Ended September 30,
	2016	2015
RMB:USD	6.5326	6.1653
HKD:USD	7.7605	7.7537
MYR:USD	4.1337	3.6744

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

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

Earnings (loss) per share

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive. Due to the Company’s net loss for the years ended September 30, 2016 and 2015, the basic and diluted losses per share are same for the years ended September 30, 2016 and 2015.

Recent accounting pronouncements

In January 2016, the FASB has issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, of this update on the Company's consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Recent accounting pronouncements (continued)

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not expect the adoption of the ASU to have any impact on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its consolidated financial statements, disclosure requirements and methods of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	September 30, 2016	September 30, 2015

Prepayments to suppliers	$19,496	$263,047
Rental and other deposits	107,994	120,195
Employee advances and others	20,093	659,485
Sub total	147,583	1,042,727
Less: allowance for doubtful accounts	(18,559)	-
Prepayments, deposits and other receivable, net	$129,024	$1,042,727

The bad debt provision for the years ended September 30, 2016 and 2015 was $18,769 and Nil, respectively.

4.	Property and equipment, net

	September 30, 2016	September 30, 2015

Electronic equipment	$2,300,666	$2,357,085
Furniture and fixtures	86,029	22,752
Construction in progress	-	796,996
Leasehold improvements	397,443	193,225
Total property and equipment	2,784,138	3,370,058
Less: Accumulated depreciation and amortization	(1,275,395)	(428,496)
Total property and equipment, net	$1,508,743	$2,941,562

Depreciation and amortization for the years ended September 30, 2016 and 2015 were $890,715 and $306,829, respectively.

5.	Intangible assets, net

As of September 30, 2016 and 2015, the Company has the following amounts related to intangible assets:

	September 30, 2016	September 30, 2015

IP rights	$3,460,335	$6,782,000
Other intangible assets	1,376,122	354,755
	4,836,457	$7,136,755
Less: accumulated amortization	(1,525,164)	(536,470)
Net intangible assets	$3,311,293	$6,600,285

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended September 30, 2016 and 2015 totaled $993,270 and $536,470, respectively. For the years ended September 30, 2016 and 2015, the Company recorded impairment charge of $3,321,665 and $Nil on the intangible – IP rights, respectively.

For the year ended September 30, 2016, the Company determined that sufficient indicators of potential impairment existed, which require an intangible assets-IP rights impairment analysis as a result of reduction of revenue and negative working capital. Based on the results of the assessment, the Company determined that the carrying value of the intangible asset – IP rights was not fully recoverable, and an impairment charge was recorded to the extent that estimated fair value exceeded carrying value. The Company primarily used a relief from royalty income approach to determine the fair value of the intangible assets – IP rights. The relief from royalty income model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the IP rights. This was based on a number of key assumptions, including, but not limited to, a discount rate of 21% and the annual revenue projections based on the projected levels of merchant participation during the forecast periods, all of which were classified as Level 3 in the fair value hierarchy.  As a result, the Company recorded an impairment charge of $3,321,665 on definite-lived intangible assets - IP rights for the year ended September 30, 2016.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible assets, net (continued)

The following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years to September 30, 2016:

For the Twelve Months Ending September 30,	Estimated Amortization Expense

2017	$558,936
2018	536,809
2019	401,270
2020	383,667
2021	383,667
Thereafter	1,046,944
Total	$3,311,293

6.	Related party transactions and balances

The table below sets forth related parties having transactions for the year ended September 30, 2016 and balances as of September 30, 2016 and 2015, respectively.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 5% shareholder of the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A 27.5% shareholder of the Company
Zhang Xin	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center Limited Partnership (“Xinhua”)	A Shareholder of the Company (see note 7)
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd (“Zhongtou”)	Affiliated company of Xinhua
Mr. Hao Qing Hu	A director of the Company
Morolling International HK Limited (Morolling)	A below 5% shareholder of the Company

Details of stock subscription payables are as follows:

Nature and Company	September 30, 2016	September 30, 2015

Bayi	$1,434,189	$-
Moxian China Limited	565,811	-
Xinhua	-	5,505,915
	$2,000,000	$5,505,915

Details of loans payable – related parties are as follows:

Nature and Company	September 30, 2016	September 30, 2015
Loan payable – related parties
Bayi ( see Note 7)	$543,655	$1,286,811
Morolling	914,014	-
Moxian China Limited ( see Note 7)	170,714	(50,256)
Jet Key	206,780	202,373
Ace Keen	98,473	23,597
Hao Qing Hu	10,562	-
Zhang Xin	98,969	-
Zhongtou	16,161	-
Xinhua	493,237	-
	$2,552,565	$1,462,525

For the year ended September 30, 2016, the Company obtained additional borrowings, net of repayment, aggregated of $3,146,157 from Morolling, Moxian China Limited, Ace Keen, Hao Qing Hu, Zhang Xin, Zhongtou and Xinhua and Bayi.

For the year ended September 30, 2015, the Company obtained additional borrowings, net of repayment, aggregated of $3,730,113 from Jet Key, Ace Keen and Bayi.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances (continued)

The loans and advance were made by shareholders to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia and are unsecured, interest free and due on various dates specified on loan agreements.

On November 30, 2013, Moyi and Jet Key entered into a loan agreement whereby Jet Key agreed to provide a loan to Moyi in aggregate of $76,459 (RMB 510,000) without interest and due in three years.

On March 28, 2015, Moyi and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moyi in aggregate of $22,488 (RMB 150,000) without interest and due in two years.

On September 30, 2015, Moxian Shenzhen and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $1,226,350 (RMB 8,180,000) without interest and due in one year.

On November 9, 2015, Moxian HK and Zhang Xin entered into a loan agreement whereby Zhang Xin agreed to provide a loan to Moxian HK in aggregate of $98,969 (HKD 767,500) without interest and due in one year.

From November 12, 2015 through June 15, 2016, Moxian HK and Moxian Malaysia and Moxian China Limited entered into fifteen loan agreements whereby Moxian China Limited agreed to provide loans to Moxian HK in aggregate of $838,874 (HKD 6,505,440) without interest and due in one year. For the year ended September 30, 2016, Moxian HK repaid $368 and Moxian Malaysia repaid 48,361 to Moxian China Limited.

On November 20, 2015, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in aggregate of $75,985 (HKD 589,259) without interest and due in one year.

From July 4, 2016 through September 30, 2016, Moxian HK and Morolling entered into sixteen loan agreements, whereby Morolling agreed to provide loans to Moxian HK in aggregate of $914,014 without interest and due in one year.

From October 19, 2015 through September 30, 2016, Moxian Shenzhen and Bayi entered into twenty-eight loan agreements whereby Bayi provided loans to Moxian Shenzhen in aggregate of $2,484,608 (RMB 16,572,883) without interest and due in one year. For the year ended September 30, 2016, the Company repaid $1,733,110 to Bayi.

From April 1, 2016 through September 12, 2016, Moxian Shenzhen and Xinhua entered into six loan agreements whereby Xinhua agreed to provide loans to Moxian Shenzhen in aggregate of $382,297 (RMB 2,550,000) without interest and due in one year.

From February 3, 2016 through June 28, 2016, Moxian Beijing and Zhongtou entered into two loan agreements whereby Zhongtou agreed to provide loans to Moxian Bejing in aggregate of $16,161 (RMB 107,800) without interest and due on demand.

From March 10, 2016 through July 15, 2016, Moxian Beijing and Xinhua entered into two loan agreements whereby Xinhua agreed to provide loans to Moxian Beijing in aggregate of $110,941 (RMB 740,000) without interest and due on demand.

From February 29, 2016 through September 18, 2016, Moxian Beijing advanced $58,419 (RMB 389,668) from Hao Qing Hu, a director of the Company and repaid $47,858 (RMB 319,200).

On February 26, 2016, Shenzhen Moyi and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Shenzhen Moyi in aggregate of $32,734 (RMB 218,340) without interest and due in one year. The loan was fully repaid on September 7, 2016.

On May 4, 2016, Moxian Malaysia and Jet Key entered into a loan agreement whereby Jet Key agreed to extend the original loan to Moxian Malaysia in aggregate of $122,144 signed on May 4, 2015 without interest and due on demand.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Capital stock

Note Conversion

On September 7, 2016, the Company entered into two note conversion agreements with Bayi and Moxian China Limited. The note conversion agreements permitted for the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of the Company’s common stock at the IPO price. The Company announced a successful completion of IPO on Nov 14, 2016 with an IPO price of $4.00 per share. As of September 30, 2016, the Company included the $2 million shares to be issued as stock subscription payable in accordance with ASC 480-10-25-14.

Xinhua Subscription

The Company entered into a subscription agreement (“Zhongtou Subscription Agreement”) with Zhongtou on April 24, 2015, whereby the Company agreed to sell an aggregate of 4,084,500 shares of the Company’s Common Stock at a per share price of $2.00 for gross proceeds of $8,190,000 (approximately RMB 50,000,000) and to issue to Zhongtou for no additional consideration a warrant (the “Warrant”) to purchase in the aggregate 16,000,000 shares (“Warrant Shares”) of Common Stock at an exercise price of $4.00 per share, exercisable on or prior to July 31, 2015. On June 4, 2015, the Company and Zhongtou entered into a Termination Agreement to terminate the Zhongtou Subscription Agreement as Zhongtou’s principals have determined to make the investment described in the Zhongtou Subscription Agreement through a different entity, Xinhua.

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

On February 28, 2016, the Company closed the transaction and issued 4,095,017 shares of the Company Common Stock to Xinhua for an aggregate purchase price of $8,190,021, or $2.00 per share, of which $5,505,915 proceeds were received by the Company in fiscal 2015 and included in the subscription payments liability. The related warrants expired unexercised.

Cancellation of shares

On February 22, 2016, Good Eastern Investment Limited (“GEL”), Stellar Elite Limited (“SEL”) and Moxian China Limited (“MCL”), collectively, the Designated Shareholders, entered into a Share Cancellation Agreement (the “Agreement”) with the Company. Pursuant to the Agreement, on February 22, 2016, the Designated Shareholders cancelled 47,422,540 shares of the Company common stock which represented 42.93% of the Company’s issued and outstanding shares for no consideration. The cancelled shares resulted in GEL, SEL and MCL owning after the share cancellation 9,990,000, 19,830,000 and 17,602,540 shares of common stock or any other securities of the Company respectively.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Capital stock (continued)

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

Purchase of Intangible Assets

On January 30, 2015, the Company issued a convertible note in the principal amount of $7,782,000 to REBL for the acquisitions of Moxian IP Samoa and Moxian BVI. On August 14, 2015, $3,891,000 of such note was converted into 1,945,500 shares of the Company’s common stock. On September 30, 2015, the Company issued an additional 1,945,500 shares of its common stock to REBL upon conversion of the remainder portion of the note.

As of September 30, 2016, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

8.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. As of September 30, 2016, future net operation losses of approximately $6.3 million are available to offset future operating income through 2036.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2016 and 2015, and therefore, Moxian HK was not subject to Hong Kong profits tax.

Malaysia

Moxian Malaysia did not have taxable income for the years ended September 30, 2016 and 2015. The management estimated that Moxian Malaysia will not generate any taxable income in the future.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes (continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2016. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2016.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to September 30, 2016.

The Company’s effective income tax rates were 0.4% and 0.8% for the years ended September 30, 2016 and 2015, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	September 30, 2016	September 30, 2015

U.S. statutory rate	34%	34%
Foreign income not registered in the U.S.	(34%)	(34%)
PRC statutory rate	25%	25%
Changes in valuation allowance and others	(25.4%)	(25.8%)
Effective tax rate	(0.4%)	(0.8%)

As of September 30, 2016 and 2015, the Company has a deferred tax asset of $98,581 and $52,609, resulting from certain net operating losses in PRC, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the Moxian Shenzhen, Moxian Malaysia and Moxian Beijing to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Moxian Shenzhen, Moxian Malaysia and Moxian Beijing start to have sufficient operation in future periods with supportable trend; the valuation allowance will be reduced accordingly. As of September 30, 2016 and 2015, the valuation allowance was $5,777,983 and $2,460,300, respectively. $3,317,683 and $2,460,300 of increase in the valuation allowance for each of the years ended September 30, 2016 and 2015, respectively.

	September 30, 2016	September 30, 2015

Deferred tax asset from net operating loss and carry-forwards	$5,876.564	$2,512,909
Valuation allowance	(5,777,983)	(2,460,300)
Deferred tax asset, net	$98,581	$52,609

9.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2016 and 2015 were $695,093 and $301,344 respectively. As of September 30, 2016, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended September 30,

2017	$683,310
2018	354,823
Total minimum lease payments	$1,038,133

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and contingencies (continued)

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreement, the Company, as an exclusive agent, is authorized to operate and sell advertisement on Xinhua New Media’s mobile application in the gaming channel and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expire on December 31, 2020 and December 31, 2017, respectively. The payment schedule for the exclusive agency agreement and sponsor agreement is listed below:

For the twelve months ended
September 30, 2017	$1,224,629
September 30, 2018	2,143,101
September 30, 2019	1,530,786
September 30, 2020	1,530,786
September 30, 2021	1,071,550
Total payments	$7,500,852

For the years ended September 30, 2016 and 2015, the Company recorded $688,854 and $Nil in advertising agency fee expense, respectively. For the years ended September 30, 2016 and 2015, the Company recorded sponsor fee of $314,341 and $648,792, respectively and included in the selling, general and administrative expense.

Legal Proceeding

As of September 30, 2016, the Company is not aware of any material outstanding claim and litigation against them.

10.	Subsequent events

Subsequent to September 30, 2016, Moxian HK borrowed $152,000 from Morolling and $18,000 from Ace Keen. These loans are non-interest bearing and due in one year or due on demand. Moxian HK also repaid $938,962 to Morolling, repaid $272,691 to Moxian China Limited, repaid $75,984 to Ace Keen and repaid $99,090 to Zhang Xin.

Subsequent to September 30, 2016, Moxian Shenzhen borrowed $2,071,692 from Bayi. The related loans are non-interest bearing and due in one year or due on demand. Moxian Shenzhen also repaid $2,761,844 to Bayi and $382,296 to Xinhua.

Subsequent to September 30, 2016, Moxian Beijing repaid $110,941 to Xinhua and $16,161 to Zhongtou. Moxian Beijing also advanced $11,158 from Mr. Hao Qing Hu, a director of the Company and repaid $9,895.

Subsequent to September 30, 2016, Moyi repaid $76,459 to Jet Key and $22,488 to Ace Keen and Moxian Malaysia repaid $28,076 to Jet Key.

