Form 10-Q
period 2016-12-31
Moxian, Inc.
filed 2017-02-13
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  001-37902

MOXIAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3729742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Block A, 9/F, Union Plaza, 5022 Binjiang Avenue,

Futian District, Shenzhen City, Guangdong Province, China

(Address of Principal Executive Offices)

Tel: +86 (0) 755-66803251

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

As of February 9, 2017, the registrant had 67,007,199 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2016	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,947,401	$76,580
Restricted cash	63,785	65,590
Inventories	4,187	9,857
Prepayments, deposits and other receivables, net	148,966	129,024
Value added tax recoverable	476,773	444,701
Deferred offering costs	-	290,234
Total current assets	3,641,112	1,015,986

Restricted cash, long-term	500,000	-
Deferred tax assets, net	94,684	98,581
Property and equipment, net	1,230,160	1,508,743
Intangible assets, net	3,111,760	3,311,293
TOTAL ASSETS	$8,577,716	$5,934,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	$828,851	$1,392,200
Loans payable – related parties	131,154	2,552,565
Stock subscription payables	2,000,000	2,000,000
Total current liabilities	2,960,005	5,944,765
Total liabilities	2,960,005	5,944,765

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 66,507,199 and 64,005,949 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	66,507	64,006
Additional paid-in capital	33,451,222	24,691,259
Accumulated deficiency	(27,791,799)	(24,988,796)
Accumulated other comprehensive income (loss)	(108,219)	223,369
Total stockholders’ equity (deficiency)	5,617,711	(10,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$8,577,716	$5,934,603

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended December 31,
	2016	2015

Revenues	$9,968	$5,584
Cost of revenues	(1,002)	(1,306)
Gross Profit	8,966	4,278

Depreciation and amortization	(349,274)	(443,444)
Research and development	(697,440)	(888,540)
Selling, general and administrative	(1,766,099)	(1,481,826)
Loss from operations	(2,803,847)	(2,809,532)

Interest income	770	884
Other income	74	1,501
Loss before income tax	(2,803,003)	(2,807,147)

Income tax benefits	-	2,919
Net loss	(2,803,003)	(2,804,228)

Other comprehensive income (loss):
Foreign currency translation adjustments	(331,588)	105,438
Comprehensive loss	$(3,134,591)	$(2,698,790)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Basic and diluted weighted average common shares outstanding*	65,297,803	107,333,472

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,803,003)	$(2,804,228)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	349,274	443,444
Loss on disposition of property, plant and equipment	11,275	-
Deferred tax benefits	-	(2,919)
Changes in operating assets and liabilities:
Restricted cash	(800)	-
Inventories	5,497	1,067
Prepayments, deposits and other receivables	(75,870)	276,554
Accruals and other payables	(549,481)	612,347
Net cash used in operating activities	(3,063,108)	(1,473,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(303,821)
Purchase of intangible assets	(11,181)	(124,484)
Net cash used in investing activities	(11,181)	(428,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	2,678,126	775,883
Repayment of related party loans	(5,067,483)	-
Gross proceeds from IPO – stock issuance	10,005,000	-
IPO proceeds deposited in an indemnification escrow, restricted cash	(500,000)	-
Direct costs disbursed from IPO proceeds	(927,303)	-
Net cash provided by financing activities	6,188,340	775,883

Effect of exchange rates on cash and cash equivalents	(243,230)	(22,945)
Net increase (decrease) in cash and cash equivalents	2,870,821	(1,149,102)
Cash and cash equivalents, beginning of period	76,580	2,398,713
Cash and cash equivalents, end of period	$2,947,401	$1,249,611

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities
Reclassification of deferred IPO costs to additional paid in capital	$290,234	$-
Warrants issued to placement agents in connection with the Company’s IPO	$280,042	$-
Unpaid IPO costs included in accruals and other payables	$25,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On November 14, 2016, the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds from the offering were approximately $10,005,000 before deducting placement agents' commissions and other offering expenses, resulting in net proceeds of approximately $9.0 million, of which $500,000 was placed in an indemnification escrow account. In connection with the offering, the Company's common stock began trading on the NASDAQ Capital Market beginning on November 15, 2016 under the symbol "MOXC".

2.	Summary of principal accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the activities of the following subsidiaries and VIE: Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Shenzhen, Moxian Malaysia, Moyi, Moxian Beijing and Moxian IP Samoa. All material intercompany transactions and balances have been eliminated in the consolidation.

The unaudited interim condensed consolidated financial information as of December 31, 2016 and for the three months ended December 31, 2016 and 2015 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2016, previously filed with the SEC.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2016 and its condensed consolidated results of operations for three months ended December 31, 2016 and 2015, and its condensed consolidated cash flows for the three months ended December 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2016, the Company’s current assets exceeded the current liabilities by approximately $0.7 million, its accumulated deficit was approximately $27.8 million and the Company has incurred losses since inception.

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $9.0 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. The Company expects to increase its revenues through the expansion of its sales force to sell advertisement space in the Xinhua New Media App and Moxian platform and to sign up more Merchant clients to increase the Users to download the Company’s User App. If the revenue does not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, the Company expects to fund any cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and
●	Public and/or private issuance of securities.

Based on the above considerations and assuming the continued availability and feasibility of the above strategies, the Company’s management believes it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. The Company plans to increase the cash flows from related party financing or other public and/or private placements if needed. If the Company’s financing and private placements do not reach the level anticipated in its plan, and the Company is unable to obtain the necessary additional capital on a timely basis, on acceptable terms, and at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. In addition, the ability of the Company to continue as a going concern is dependent upon the success of these actions. However, there can be no assurance that management will be successful in their plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Risks and Uncertainties

The Company’s operations are substantially carried out in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations maybe substantially influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

The carrying value of cash and cash equivalents, restricted cash, prepayments, deposits and other receivables, Value added tax recoverable, accruals and other payables, loans from related parties and stock subscription payable approximate their fair values because of the short-term nature of these instruments.

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

Restricted Cash

Restricted cash represents cash held by depository banks in order to comply with the provisions of certain of debt agreements, as well as the cash held in an indemnification escrow account related to requirements of financing agreement signed with the underwriter for a two-year period subsequent to the IPO.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and impairment. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Electronic equipment	3-5 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

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

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

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

Income taxes

The Company utilizes ASC Topic 740 (“ASC 740”) “Income taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses.  The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2016 and September 30, 2016, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, USD, so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency). Transaction gains and losses are recognized in the unaudited consolidated condensed statements of operations and comprehensive loss.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	December 31, 2016	September 30, 2016
RMB:USD	6.9448	6.6702
HKD:USD	7.7553	7.7550
MYR:USD	4.4860	4.1356

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Foreign currency transactions and translation (continued)

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Three Months Ended December 31,
	2016	2015
RMB:USD	6.8343	6.3907
HKD:USD	7.7576	7.7506
MYR:USD	4.3269	4.2821

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

Recent accounting pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU will not have any impact to the Company’s unaudited condensed consolidated financial statements as the Company did not have any interest held through related parties with common control.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on the statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s unaudited condensed consolidated financial statements.

MOXIAN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	December 31, 2016	September 30, 2016

Prepayments to suppliers	$34,881	$19,496
Rental and other deposits	103,724	107,994
Employee advances and others	27,899	20,093
Sub total	166,504	147,583
Less: allowance for doubtful accounts	(17,538)	(18,559)
Prepayments, deposits and other receivables, net	$148,966	$129,024

4.	Property and equipment, net

	December 31, 2016	September 30, 2016

Electronic equipment	$2,208,560	$2,300,666
Furniture and fixtures	82,523	86,029
Leasehold improvements	346,453	397,443
Total property and equipment	2,637,536	2,784,138
Less: Accumulated depreciation and amortization	(1,407,376)	(1,275,395)
Total property and equipment, net	$1,230,160	$1,508,743

Depreciation and amortization for the three months ended December 31, 2016 and 2015 were $210,788 and $223,424, respectively.

5.	Intangible assets

	December 31, 2016	September 30, 2016

IP rights	$3,460,335	$3,460,335
Other intangible assets	1,299,916	1,376,122
	4,760,251	$4,836,457
Less: accumulated amortization	(1,648,491)	(1,525,164)
Net intangible assets	$3,111,760	$3,311,293

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three months ended December 31, 2016 and 2015, totaled $138,486 and $220,020, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible assets (Continued)

The following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years subsequent to December 31, 2016:

For the Twelve Months Ending December 31,	Estimated Amortization Expense

2017	$548,203
2018	496,479
2019	387,250
2020	377,035
2021	377,035
2022 and thereafter	925,758
Total	$3,111,760

6.	Related party transactions and balances

The table below sets forth related parties having transactions during the three months ended December 31, 2016 and balances as of December 31, 2016 and September 30, 2016, respectively.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 5% shareholder of the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A 26.8% shareholder of the Company
Zhang Xin	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company (see note 7)
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd	Affiliated company of Xinhua
Mr. Hao Qing Hu	A director of the Company
Morolling International HK Limited (Morolling)	A below 1% shareholder of the Company

Details of stock subscription payables are as follows:

Nature and Company	December 31, 2016	September 30, 2016
Bayi	$1,434,189	$1,434,189
Moxian China Limited	565,811	565,811
	$2,000,000	$2,000,000

On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payable in accordance to the note conversion agreements signed on September 7, 2016 (see note 7).

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances (Continued)

Details of loans payable – related parties are as follows:

Nature and Company	December 31, 2016	September 30, 2016
Loan payable – related parties
Bayi	$15,217	$543,655
Morolling	-	914,014
Moxian China Limited	-	170,714
Jet Key	115,937	206,780
Ace Keen	-	98,473
Hao Qing Hu	-	10,562
Zhang Xin	-	98,969
Zhongtou	-	16,161
Xinhua	-	493,237
	$131,154	$2,552,565

For the three months period ended December 31, 2016, the Company repaid the loans, net of additional borrowings, aggregating $2,389,357 from Morolling, Moxian China Limited, Ace Keen, Hao Qing Hu, Zhang Xin, Zhongtou, Jet Key, Xinhua and Bayi. For the three months period ended December 31, 2015, the Company obtained additional borrowings, aggregating $775,883 from Moxian China Limited, Ace Keen, Zhang Xin and Bayi. The loans and advance made by shareholders to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia are unsecured, interest free and due on various dates specified in the loan agreements.

Bayi

During three months ended December 31, 2016, Moxian Shenzhen and Bayi entered into various loan agreements whereby Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $2,531,979 (RMB 17,304,403) without interest and due on demand. Moyi and Bayi further entered into two loan agreements whereby Bayi agreed to provide a loan to Moyi in aggregate of $96,571 (RMB 660,000) without interest and due on demand. During the quarter ended December 31, 2016, Moxian Shenzhen repaid $3,047,115 (RMB 20,825,022) to Bayi and Moyi repaid $96,571 (RMB 660,000) to Bayi.

On December 25, 2015, Moxian Shenzhen and Bayi entered into a loan agreement whereby Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of RMB 4,560,883.40 (approximately $713,675) without any interests and with a term of repayment of 12 months.

Morolling

During three months ended December 31, 2016, Moxian HK and Morolling entered into five loan agreements whereby Morolling agreed to provide a loan to Moxian HK in aggregate of $151,652 (HKD 1,176,449) without interest and due on demand. During the quarter ended December 31, 2016, Moxian HK repaid $1,065,363 (HKD 8,264,603) to Morolling.

Moxian China Limited

During three months ended December 31, 2016, Moxian Malaysia received a repayment from Moxian China Limited in aggregate of $97,473. During the quarter ended December 31, 2016, Moxian HK repaid $272,604 (HKD 2,114,739) to Moxian China Limited.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances (Continued)

Moxian China Limited (Continued)

On November 12, 2015, Moxian HK and Moxian China Limited entered into a loan agreement whereby Moxian China Limited agreed to provide a loan to Moxian HK in aggregate of HKD 348,000 (approximately $44,900) without any interests and with a term of repayment of 12 months.

Jet Key

During three months ended December 31, 2016, Moyi repaid $74,623 (RMB 510,000) to Jet Key. As of December 31, 2016, the balance due to Jet Key is $115,937 (September 30, 2016 - $206,780). The balance bears no interest and is due on demand.

Ace Keen

During three months ended December 31, 2016, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in aggregate of $17,966 (HKD 139,730) without interest and due on demand. During the quarter ended December 31, 2016, Moxian HK repaid $93,925 (HKD 728,629) and Moyi repaid $21,948 (HKD 150,000) to Ace Keen.

On November 20, 2015, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in aggregate of HKD 589,258.80 (approximately $76,028) without any interest and with a term of repayment of 12 months.

Hao Qing Hu

During three months ended December 31, 2016, Moxian Beijing received advances from Hao Qing Hu in aggregate of $10,890 (RMB 74,423) without interest and due on demand. During the quarter ended December 31, 2016, Moxian Beijing repaid $21,197 (RMB 144,871) to Hao Qing Hu.

Zhang Xin

During three months ended December 31, 2016, Moxian HK repaid $98,936 (HKD 767,500) to Zhang Xin.

On November 9, 2015, Moxian HK and Zhang Xin entered into a loan agreement whereby Zhang Xin agreed to provide a loan to Moxian HK in aggregate of HKD767,500 (approximately $99,025) without any interest and with a term of repayment of 12 months.

Zhongtou

During three months ended December 31, 2016, Moxian Beijing repaid $15,773 (RMB 107,800) to Zhongtou.

Xinhua

During three months ended December 31, 2016, Moxian Beijing repaid $108,277 (RMB 740,000) to Xinhua and Moxian Shenzhen repaid $373,116 (RMB 2,550,000) to Xinhua.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Capital stock

Note Conversion

On September 7, 2016, the Company entered into two note conversion agreements with Bayi and Moxian China Limited. The note conversion agreements permitted for the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of the Company’s common stock at the IPO price. The Company announced a successful completion of IPO on November 14, 2016 with an IPO price of $4.00 per share. As of December 31, 2016, the Company included the $2 million shares to be issued as stock subscription payable in accordance with ASC 480-10-25-14. On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payables in accordance to the note conversion agreements signed on September 7, 2016 (see Note 6).

Cancellation of shares

On February 22, 2016, Good Eastern Investment Limited (“GEL”), Stellar Elite Limited (“SEL”) and Moxian China Limited (“MCL”), collectively, the Designated Shareholders, entered into a Share Cancellation Agreement (the “Agreement”) with the Company. Pursuant to the Agreement, on February 22, 2016, the Designated Shareholders cancelled 47,422,540 shares of the Company common stock which represented 42.93% of the Company’s issued and outstanding shares for no consideration. The cancelled shares resulted in GEL, SEL and MCL, respectively owning after the share cancellation 9,990,000, 19,830,000 and 17,602,540 shares of common stock or any other securities of the Company.

Public Offering Warrants

In connection with and upon closing of the Public Offering on November 14, 2016, the Company issued warrants equal to four percent (4%) of the shares issued in the Public Offering, totaling 100,050 units to the placement agents for the offering. The warrants carry a term of five years, and shall not be exercisable for a period of six months from the closing of the Public Offering and shall be exercisable at a price equal to $4.60 per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ equity.

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042.  The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any state corporate income tax. As of December 31, 2016, future net operation losses of approximately $6.3 million are available to offset future operating income through 2036.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three months ended December 31, 2016 and 2015, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

Management estimated that Moxian Malaysia will not generate any taxable income in the future.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified. Moxian Shenzhen was incorporated in the PRC. Moxian Shenzhen did not generate taxable income in the PRC for the period from April 8, 2013 (date of inception) to December 31, 2016. Management estimated that Moxian Shenzhen will not generate any taxable income in the future. Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the PRC for the period from July 19, 2013 (date of inception) to December 31, 2016. Moxian Beijing was incorporated in the PRC. Moxian Beijing did not generate taxable income in the PRC for the period from December 10, 2015 (date of inception) to December 31, 2016.

As of December 31, 2016 and September 30, 2016, the Company has a deferred tax asset of $94,684 and $98,581, respectively, resulting from certain net operating losses in PRC. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a profitable operation in the Moxian Shenzhen, Moxian Malaysia and Moxian Beijing to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until profitable positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should Moxian Shenzhen, Moxian Malaysia and Moxian Beijing start to have sufficient operation in future periods with supportable trend; the valuation allowance will be reduced accordingly. As of December 31, 2016 and September 30, 2016, the valuation allowance was approximately $6.4 million and $5.8 million, respectively. $0.6 million and $3.3 million of increase in the valuation allowance for the three months period ended December 31, 2016 and the year ended September 30, 2016, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes (Continued)

	December 31, 2016	September 30, 2016

Deferred tax asset from net operating loss and carry-forwards	$6,512,535	$5,876,564
Valuation allowance	(6,417,851)	(5,777,983)
Deferred tax asset, net	$94,684	$98,581

9.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended December 31, 2016 and 2015 were $168,830 and $181,409, respectively.

As of December 31, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending December 31,
2017	$614,347
2018	214,300
Total minimum lease payments	$828,647

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreement, the Company, as an exclusive agent, is authorized to operate and sell advertisement on Xinhua New Media’s mobile application in the gaming channel and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expire on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua News Media for both the agency agreement and sponsor agreement during the three months ended December 31, 2016. The fees payable for the period ended December 31, 2016 under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. The amended payment schedule for the exclusive agency agreement and sponsor agreement is listed below:

For the Twelve Months Ended
December 31, 2017	$1,902,159
December 31, 2018	1,463,199
December 31, 2019	1,463,199
December 31, 2020	1,463,199
Total agency payments	$6,291,756

For the three months ended December 31, 2016 and 2015, the Company incurred $Nil advertising agent fee expense. For the three months ended December 31, 2016 and 2015, the Company incurred $Nil and $147,620 sponsor expense, respectively and included in the selling, general and administrative expense.

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of as of December 31, 2016.

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

As of the date of this report, the Company has a total of 160 employees, of which 21 employees are part of the product team, 60 employees are part of the research and development team, 26 employees are part of the sales and marketing department, 17 employees are part of the customer and technical support team and the remaining employees are in the administrative department.

As of December 31, 2016 and September 30, 2016, our accumulated deficiency was approximately $27.8 million and $25.0 million, respectively. Our stockholders’ equity was approximately $5.6 million as of December 31, 2016 and our stockholders’ deficit was $0.01 as of September 30, 2016. We have generated $9,968 and $5,584 in revenue for the three months ended December 31, 2016 and 2015, respectively. Our quarterly losses have principally been attributed to selling, general administrative, advertising agency fees, depreciation and amortization and research and development expenses.

Results of Operations

For the three months ended December 31, 2016 compared with the three months ended December 31, 2015

Revenues

The Company had revenues of $9,968 in the three months ended December 31, 2016 compared to $5,584 generated in the three months ended December 31, 2015. The Company started to develop the China market in 2015 and therefore no significant revenue has been generated.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 and 2015 were approximately $2.8 million. The expenses consisted of depreciation and amortization, research and development, and selling, general and administrative expenses.

Selling and general administrative expenses for the three months ended December 31, 2016 and 2015 were $1,766,099 and $1,481,826, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in selling, general and administrative expenses increased during the quarter due to the recruitment of sales staff and its related costs following expansion of business activities in Beijing and Shenzhen. There were also additional expenses incurred to build investor relationships following the uplisting of the stock in November, 2016.

The research and development expenses for the three months ended December 31, 2016 and 2015 were $697,440 and $888,540, respectively. The decrease was because the Company hired more contracted software developers in the three months ended December 31, 2015 for customizing the Moxian + applications in mainland China, which resulted in the increase in the research and development expense in 2015. The need for contracted research and development work was reduced during the three months ended December 31, 2016.

Depreciation and amortization expense for the three months period ended December 31, 2016 and 2015 were $349,274 and $443,444, respectively. The decrease in depreciation and amortization expense in the three months ended December 31, 2016 was due to less amortization expense because of the impairment charge of $3.3 million on intangible assets recognized for the year ended September 30, 2016.

We expect that our operating expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months period ended December 31, 2016 and 2015 were approximately $2.8 million. The slight decrease in net loss for the three months ended December 31, 2016 comparing to three months ended December 31, 2015 was mainly due to the decrease in research and development and depreciation and amortization expense as discussed above.

Liquidity and Capital Resources

As of December 31, 2016, we had working capital of $681,107 consisting of cash on hand of $2,947,401 as compared to working capital deficit of approximately $4.9 million and cash on hand of $76,580 as of September 30, 2016.

Net cash used in operating activities for the three months ended December 31, 2016 was approximately $3.1 million as compared to net cash used in operating activities of approximately $1.5 million in the three months ended December 31, 2015. The increase in cash used in operating activities for the three months ended December 31, 2016 was mainly due to the increase of prepayments, deposits and other receivables, and the significant decrease of accruals and other payables, as IPO proceeds were used to pay our payables.

Net cash used in investing activities for the three months ended December 31, 2016 was $11,181 as compared to $428,305 for the three months ended December 31, 2015. The higher spending for the three months ended December 31, 2015 was because the Company expanded its operations in China and purchased $303,821 in computer and office equipment and $124,484 in intangible assets.

Net cash provided by financing activities for the three months ended December 31, 2016 was approximately $6.2 million as compared to $0.8 million for the three months ended December 31, 2015. During the three months ended December 31, 2016, the Company completed a public offering with gross proceeds of approximately $10 million, deducting placement agents' commissions and other offering expenses of approximately $0.9 million, resulting in net proceeds of approximately $9.0 million, of which $500,000 was placed in an indemnification escrow account. In addition, during the three months ended December 31, 2016, the Company also received proceeds of approximately $2.7 million from various related party loans and repaid a majority of all related party loans of approximately $5.1 million with IPO proceeds. During the three months ended December 31, 2015, the Company received proceeds of $0.8 million from various related party loans.

The Company expects to increase its revenues through the expansion of its sales force to sell advertisement space in the Xinhua New Media App and Moxian platform and to sign up more Merchant clients to increase the Users to download the Company’s User App. If the revenue does not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, the Company expects to fund any cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and

●	Public and/or private issuance of our securities.

Based on the above considerations and assuming the continued availability and feasibility of the above strategies, the Company’s management believes it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. The Company will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital may come through various financing transactions or arrangements with third parties and may include equity or debt financing, bank loans or revolving credit facilities. If our future capital raising and/or private placements do not reach the level anticipated in our plan, and we are not able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, we may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, the ability of the Company to continue as a going concern is dependent upon the success of these actions. There can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this Report for information related to new accounting pronouncements, as well as the related impact of those recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of December 31, 2016, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings, as of December 31, 2016.

Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

(1)	We created and filled the Chief Financial Officer position on July 25, 2016 and this employed officer will assumes responsibilities, for among others, for reviewing and establishing written policies and procedures, with the necessary internal controls, to ensure that accounting records reflect all transactions in an accurate and timely manner and form a reliable basis for the preparation of all financial statements.

(2)	Plan to engage an IT consultant to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information system development plan.

(3)	Review and document all key processes of the Company, including ensuring that there are sufficient internal controls at key flow-points; this being an ongoing exercise undertaken by the newly-appointed Chief Financial Officer which will be progressively carried throughout fiscal 2017 with the key processes targeted for completion by September 2017.

(4)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure compliance and a proper accounting of accruals and payables.

(5)	Establish a communication channel between the CFO and the Audit Committee, which will also meet regularly, so that matters of importance are elevated to a higher level.

(6)	Continue to provide more U.S. GAAP knowledge and SEC reporting requirement training for staff and establish formal policies and procedures as well as engaging an external accounting consultant to help with the accounting and consolidation requirements so that all compliance requirements are met.

(7)	Implement an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization.

(8)	Recruit more accounting staff to ensure that there is adequate segregation of key duties.

(9)	Establish a process to review all related party transactions to ensure that adequate controls exist to protect the Company’s interest which would include a review by the Audit Committee and the Board of all related party agreements, for which there will be a complete record.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies and material weakness we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be harmed.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	The section entitled “Use of Proceeds” from our registration statement filed on March 16, 2016, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is October 4, 2016, and the Commission file number assigned to the Registration Statement is 333-210250. The Registration Statement registered the offering of up to 5,000,000 common shares (the “Offering”).

On November 14, 2016, the Company completed the Offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds from the Offering were approximately $10,005,000 before deducting placement agents' commissions and other offering expenses, resulting in net proceeds of approximately $9.0 million, of which $500,000 was placed in an indemnification escrow account. In connection with the Offering, the Company's common stock began trading on the NASDAQ Capital Market beginning on November 15, 2016 under the symbol "MOXC".

As of December 31, 2016, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through December 31, 2016
Expand our business in China and throughout Asia including setting up regional and sales offices in first and second tier cities in China, as well as infrastructure investment for the build-out and expansion of offices in these cities	$6 million	$2.7 million	(1)
General corporate purposes and funding potential acquisitions of complementary businesses, assets and technologies	3 million	0.5 million
Other purposes	0	2.4 million	(2)
Total	$9 million	$5.6 million

(1)	Expansion of our business included expenditures of approximately $700,000 in research and development to expand our software platform and expenditures of approximately $1.8 million for working capital needs related to our software applications.
(2)

We have obtained approximately $2.7 million in new loans from related parties and repaid approximately $5.1 million in loans received from related parties, resulting in a net payment of approximately $2.4 million from the IPO proceeds. We received these loans to finance our operations and growth pending completion of the Offering. The related party loans were interest-free and due on demand.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: February 13, 2017	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: February 13, 2017	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer
(Principal Financial Officer)

