Form 10-Q
period 2017-03-31
Moxian, Inc.
filed 2017-05-12
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

As of May 11, 2017, the registrant had 67,007,199 shares of common stock, par value $.001 per share, issued and outstanding.

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended March 31, 2017 and December 31, 2016	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2017 and 2016	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits.	27

Signatures		28

Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$859,890	$76,580
Restricted cash	-	65,590
Inventories	5,553	9,857
Prepayments, deposits and other receivables, net	167,117	129,024
Value added tax recoverable	503,835	444,701
Deferred offering costs	-	290,234
Total current assets	1,536,395	1,015,986

Restricted cash, long-term	500,000	-
Deferred tax assets, net	-	98,581
Property and equipment, net	1,038,100	1,508,743
Intangible assets, net	-	3,311,293
TOTAL ASSETS	$3,074,495	$5,934,603

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accruals and other payables	$1,104,651	$1,392,200
Loans payable – related parties	125,619	2,552,565
Stock subscription payables	-	2,000,000
Total current liabilities	1,230,270	5,944,765
Total liabilities	1,230,270	5,944,765

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 67,007,199 and 64,005,949 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	67,007	64,006
Additional paid-in capital	35,450,722	24,691,259
Accumulated deficiency	(33,842,244)	(24,988,796)
Accumulated other comprehensive income	168,740	223,369
Total stockholders’ equity (deficiency)	1,844,225	(10,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$3,074,495	$5,934,603

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016

Revenues	$7,475	$7,358	$17,443	$12,942
Cost of revenues	(389)	(1,583)	(1,391)	(2,889)
Gross Profit	7,086	5,775	16,052	10,053

Depreciation and amortization expenses	344,849	457,109	694,123	900,553
Research and development	654,418	625,756	1,351,858	1,514,296
Impairment Charge on Intangible Assets	2,985,181	-	2,985,181	-
Selling, general and administrative expenses	1,983,534	1,212,913	3,749,633	2,694,739
Loss from operations	(5,960,896)	(2,290,003)	(8,764,743)	(5,099,535)

Interest income (expenses)	(1,893)	478	(1,123)	1,362
Foreign exchange loss	-	(456,283)	-	(456,283)
Other income (expenses), net	7,764	(1,052)	7,838	449
Loss before income tax	(5,955,025)	(2,746,860)	(8,758,028)	(5,554,007)

Income tax benefit (expense)	(95,420)	21,398	(95,420)	24,317
Net loss	(6,050,445)	(2,725,462)	(8,853,448)	(5,529,690)
Other comprehensive income (loss):
Foreign currency translation adjustments	276,959	55,719	(54,629)	161,157
Comprehensive loss	$(5,773,486)	$(2,669,743)	$(8,908,077)	$(5,368,533)

Basic and diluted loss per common share	$(0.09)	$(0.03)	$(0.13)	$(0.06)

Basic and diluted weighted average common shares outstanding*	66,995,963	88,721,125	66,139,492	98,129,564

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,853,448)	$(5,529,690)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	694,123	900,553
Loss on disposition of property, plant and equipment	11,124	-
Impairment charge on intangible assets	2,985,181	-
Deferred tax (benefits) expense	95,420	(24,317)
Changes in operating assets and liabilities:
Restricted cash	63,762	-
Inventories	4,107	3,999
Prepayments, deposits and other receivables	(116,173)	342,440
Accruals and other payables	(273,082)	4,887
Net cash used in operating activities	(5,388,986)	(4,302,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,998)	(280,226)
Purchase of intangible assets	(11,137)	(178,543)
Net cash used in investing activities	(15,135)	(458,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	3,195,296	673,222
Repayment of related party loans	(5,582,602)	(851,229)
Initial Public Offering proceeds deposited in an indemnification escrow, restricted cash	(500,000)	-
Gross proceeds from Initial Public Offering – stock issuance	10,005,000	-
Direct costs disbursed from Initial Public Offering proceeds	(927,303)	-
Proceeds from private placement – stock issuance	-	2,684,105
Net cash provided by financing activities	6,190,391	2,506,098

Effect of exchange rates on cash and cash equivalents	(2,960)	(20,385)
Net increase (decrease) in cash and cash equivalents	783,310	(2,275,184)
Cash and cash equivalents, beginning of period	76,580	2,398,713
Cash and cash equivalents, end of period	$859,890	$123,529

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Issuance of shares for subscription payable	$2,000,000	$-
Reclassification of deferred Initial Public Offering costs to additional paid in capital	$290,234	-
Warrants issued to placement agents in connection with the Company’s Initial Public Offering	$280,042	-
Issuance of shares for subscription payment received in 2015	$-	$5,505,915
Reclassification of construction in progress to intangible assets	$-	$829,862
Cancellation of shares	$-	$94,845

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

The unaudited interim condensed consolidated financial information as of March 31, 2017 and for the three and six months ended March 31, 2017 and 2016 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2016, previously filed with the SEC.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2017 and its unaudited condensed consolidated results of operations for three and six months ended March 31, 2017 and 2016, and its unaudited condensed consolidated cash flows for the six months ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2017, the Company’s current assets exceeded the current liabilities by $306,125, its accumulated deficit was approximately $33.8 million and the Company has incurred losses since inception.

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $9.0 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. As disclosed in Part II, Item 2(b) of this quarterly report, the Company has already spent approximately $8.6 million of the $9.0 million raised and is not generating sufficient revenue to maintain working capital sufficient to support its operations and finance its future growth. Although the Company hopes to increase revenues by selling advertisement space in the Xinhua New Media App and signing up more Merchant clients, its efforts through the date of this report have not resulted in significant revenue. Accordingly, the Company has recorded impairment charges on intangible assets associated with its software platform, and the Company expects to fund its cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and
●	Seeking additional public and/or private issuance of securities.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to increase the cash flows through related party financing and other public or private placements. If the Company’s financing and private placements do not reach the level anticipated in its plan, and the Company is unable to obtain the necessary additional capital on a timely basis, on acceptable terms, and at all, the Company may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. However, there can be no assurance that management will be successful in their plans. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but not limited to, useful lives of property and equipment, intangible assets valuation, inventory valuation, cash flows projection and deferred tax assets. Actual results could differ from those estimates.

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

Due to the continuing losses from operations with minimal revenues, the Company recognized an impairment loss of $2,985,181 for the IP rights and other intangible assets during the three and six months ended March 31, 2017.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive loss.  The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2017 and September 30, 2016, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, USD, so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity (deficiency). Transaction gains and losses are recognized in the results of operations.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	March 31, 2017	September 30, 2016
RMB:USD	6.8912	6.6702
HKD:USD	7.7707	7.7550
MYR:USD	4.4255	4.1356

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Foreign currency transactions and translation (continued)

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Six Months Ended March 31,
	2017	2016
RMB:USD	6.8614	6.3907
HKD:USD	7.7590	7.7506
MYR:USD	4.3860	4.2821

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

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this Accounting Standards Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

MOXIAN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	March 31, 2017	September 30, 2016

Prepayments to suppliers	$38,530	$19,496
Rental and other deposits	104,531	107,994
Employee advances and others	41,767	20,093
Sub total	184,828	147,583
Less: allowance for doubtful accounts	(17,711)	(18,559)
Prepayments, deposits and other receivables, net	$167,117	$129,024

4.	Property and equipment, net

	March 31, 2017	September 30, 2016

Electronic equipment	$2,229,819	$2,300,666
Furniture and fixtures	83,179	86,029
Leasehold improvements	349,150	397,443
Total property and equipment	2,662,148	2,784,138
Less: Accumulated depreciation and amortization	(1,624,048)	(1,275,395)
Total property and equipment, net	$1,038,100	$1,508,743

Depreciation and amortization expense for the three and six months ended March 31, 2017 were $206,633 and $417,421, respectively. Depreciation and amortization expense for the three and six months ended March 31, 2016 were $226,642 and $450,066, respectively.

5.	Intangible assets

	March 31, 2017	September 30, 2016

IP rights	$1,410,335	$3,460,335
Other intangible assets	379,464	1,376,122
	1,789,799	$4,836,457
Less: accumulated amortization	(1,789,799)	(1,525,164)
Net intangible assets	$-	$3,311,293

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three and six months ended March 31, 2017 totaled $138,216 and $276,702, respectively. Amortization expense for the three and six months ended March 31, 2016 totaled $230,467 and $450,487, respectively.

Due to the continuing losses from operations with minimal revenues, the Company recognized an impairment loss of $2,985,181 for the IP rights and other intangible assets during the three and six months ended March 31, 2017. As of March 31, 2017, the net carrying value of intangible assets was nil.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances

The table below sets forth related parties having transactions during the three and six months ended March 31, 2017 and balances as of March 31, 2017 and September 30, 2016, respectively.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 5% shareholder of the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A 26.8% shareholder of the Company
Zhang Xin	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company (see note 7)
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd	Affiliated company of Xinhua
Mr. Hao Qing Hu	A director of the Company
Vertical Venture Capital Group (“Vertical Venture”), formerly Morolling International HK Limited	A below 1% shareholder of the Company

Details of stock subscription payables are as follows:

Nature and Company	March 31, 2017	September 30, 2016
Bayi	$-	$1,434,189
Moxian China Limited	-	565,811
	$-	$2,000,000

On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payable in accordance to the note conversion agreements signed on September 7, 2016 (see note 7).

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances (Continued)

Details of loans payable – related parties are as follows:

Nature and Company	March 31, 2017	September 30, 2016
Loan payable – related parties
Bayi	$2,781	$543,655
Vertical Venture	122,838	914,014
Moxian China Limited	-	170,714
Jet Key	-	206,780
Ace Keen	-	98,473
Hao Qing Hu	-	10,562
Zhang Xin	-	98,969
Zhongtou	-	16,161
Xinhua	-	493,237
	$125,619	$2,552,565

For the three month period ended March 31, 2017, the Company borrowed the loans, net of the repayments, aggregating $2,052 from Vertical Venture and Bayi. For the six months period ended March 31, 2017, the Company repaid the loans, net of additional borrowings, aggregating $2,387,305 from Vertical Venture, Moxian China Limited, Ace Keen, Hao Qing Hu, Zhang Xin, Zhongtou, Jet Key, Xinhua and Bayi. For the three months period ended March 31, 2016, the Company repaid the loans, net of additional borrowings, aggregating $953,890 from Moxian China Limited, Zhang Xin, Ace Keen, Zhongtou and Xinhua, respectively. For the six months ended March 31, 2016, the Company repaid the loans, net of additional borrowings, aggregating $178,007 from Moxian China Limited, Zhang Xin, Ace Keen, Zhongtou and Xinhua, respectively.

The loans and advance made by shareholders to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia are unsecured, interest free and due on various dates specified in the loan agreements.

Bayi

During six months ended March 31, 2017, Moxian Shenzhen and Bayi entered into various loan agreements whereby Bayi agreed to provide a loan to Moxian Shenzhen in aggregate of $2,640,076 (RMB 18,114,695) without interest and due on demand. Moyi and Bayi further entered into two loan agreements whereby Bayi agreed to provide a loan to Moyi in aggregate of $96,190 (RMB 660,000) without interest and due on demand. During the six months ended March 31, 2017, Moxian Shenzhen repaid $3,165,789 (RMB 21,721,834) to Bayi and Moyi repaid $96,190 (RMB 660,000) to Bayi. As of March 31, 2017 and September 30, 2016, the loan payable balance to Bayi was $2,781 and $543,655, respectively.

Vertical Venture

During six months ended March 31, 2017, Moxian HK and Vertical Venture entered into various loan agreements whereby Vertical Venture agreed to provide a loan to Moxian HK in aggregate of $553,781 (HKD 4,296,810) without interest and due on demand. During six months ended March 31, 2017, Moxian HK repaid $1,339,579 (HKD10,393,844) to Vertical Venture. As of March 31, 2017 and September 30, 2016, the loan payable balance to Vertical Venture was $127,546 and $914,014, respectively.

Moxian China Limited

During six months ended March 31, 2017, Moxian Malaysia received a repayment from Moxian China Limited in aggregate of $96,158 (MYR 421,750). In addition, Moxian HK repaid $272,552 (HKD 2,114,739) to Moxian China Limited.  As of March 31, 2017 and September 30, 2016, the loan payable balance to Moxian China Limited was $Nil and $170,714, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances (Continued)

Jet Key

During six months ended March 31, 2017, Moyi repaid $74,329 (RMB 510,000) to Jet Key and Moxian Malaysia repaid $122,879 (MAL 538,950) to Jet Key. As of March 31, 2017 and September 30, 2016, the balance due to Jet Key was $Nil and $206,780, respectively. The balance bears no interest and is due on demand.

Ace Keen

During six months ended March 31, 2017, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in aggregate of $17,962 (HKD 139,730) without interest and due on demand. During six months ended March 31, 2017, Moxian HK repaid $93,907 (HKD 728,629) and Moyi repaid $21,861 (HKD 150,000) to Ace Keen. As of March 31, 2017 and September 30, 2016, the loan payable balance to Ace Keen was $Nil and $98,473, respectively.

Hao Qing Hu

During six months ended March 31, 2017, Moxian Beijing received advances from Hao Qing Hu in aggregate of $10,847 (RMB 74,423) without interest and due on demand. During six months ended March 31, 2017, Moxian Beijing repaid $21,114 (RMB 144,871) to Hao Qing Hu. As of March 31, 2017 and September 30, 2016, the loan payable balance to Hao Qing Hu was $Nil and $10,562, respectively.

Zhang Xin

During six months ended March 31, 2017, Moxian HK repaid $98,917 (HKD 767,500) to Zhang Xin. As of March 31, 2017 and September 30, 2016, the loan payable balance to Zhang Xin was $Nil and $98,969, respectively.

Zhongtou

During six months ended March 31, 2017, Moxian Beijing repaid $15,711 (RMB 107,800) to Zhongtou. As of March 31, 2017 and September 30, 2016, the loan payable balance to Zhongtou was $Nil and $16,161, respectively.

Xinhua

During six months ended March 31, 2017, Moxian Beijing repaid $107,849 (RMB 740,000) to Xinhua and Moxian Shenzhen repaid $371,643 (RMB 2,550,000) to Xinhua. As of March 31, 2017 and September 30, 2016, the loan payable balance to Xinhua was $Nil and $493,237, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Capital stock

Note Conversion

On September 7, 2016, the Company entered into two note conversion agreements with Bayi and Moxian China Limited. The note conversion agreements permitted for the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of the Company’s common stock at the IPO price. The Company announced a successful completion of its IPO on November 14, 2016 with an IPO price of $4.00 per share. As of December 31, 2016, the Company included the $2 million worth of shares to be issued as stock subscription payable in accordance with ASC 480-10-25-14. On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payables in accordance to the note conversion agreements signed on September 7, 2016 (see Note 6).

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

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any state corporate income tax. As of March 31, 2017, future net operation losses of approximately $6.4 million are available to offset future operating income through 2036.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2017 and 2016, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

Management estimated that Moxian Malaysia will not generate any taxable income in the future.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified. Moxian Shenzhen was incorporated in the PRC. Moxian Shenzhen did not generate taxable income in the PRC for the period from April 8, 2013 (date of inception) to December 31, 2016. Management estimated that Moxian Shenzhen will not generate any taxable income in the future. Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the PRC for the period from July 19, 2013 (date of inception) to March 31, 2017. Moxian Beijing was incorporated in the PRC. Moxian Beijing did not generate taxable income in the PRC for the period from December 10, 2015 (date of inception) to March 31, 2017.

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of March 31, 2017. As of September 30, 2016, the Company had a deferred tax asset of $98,581, resulting from certain net operating losses in PRC.

As of March 31, 2017 and September 30, 2016, the valuation allowance was approximately $7.2 million and $5.8 million, respectively. $0.8 million and $1.4 million of an increase in the valuation allowance for the three and six months period ended March 31, 2017. For the three and six months period ended March 31, 2016, the increase in valuation allowance was approximately $0.01 million and $0.3 million respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income taxes (Continued)

	March 31, 2017	September 30, 2016

Deferred tax asset from net operating loss carry-forwards	$7,176,965	$5,876,564
Valuation allowance	(7,176,965)	(5,777,983)
Deferred tax asset, net	$-	$98,581

9.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three and six months ended March 31, 2017 were $159,575 and $328,405 respectively. Rental expenses under operating leases for the three and six months ended March 31, 2016 were $237,186 and $418,595, respectively.

As of March 31, 2017, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending March 31,
2017	$555,643
2018	106,727
Total minimum lease payments	$662,370

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreement, the Company, as an exclusive agent, is authorized to operate and sell advertisement on Xinhua New Media’s mobile application in the gaming channel and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expire on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua News Media for both the agency agreement and sponsor agreement during the six months ended March 31, 2017. The fees payable for the period ended March 31, 2017 under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. The amended payment schedule as of March 31, 2017 for the exclusive agency agreement and sponsor agreement is listed below:

For the Twelve Months Ending
March 31, 2018	$1,791,529
March 31, 2019	1,457,422
March 31, 2020	1,457,422
March 31, 2021	1,093,067
Total agency payments	$5,799,440

For the six months ended March 31, 2017 and 2016, the Company incurred $120,994 and $Nil advertising agent fee expense, respectively. For the three months ended March 31, 2017 and 2016, the Company incurred $365,287 and $Nil advertising agent fee expense, respectively. For the six months ended March 31, 2017 and 2016, the Company incurred $45,831 and $110,900 sponsor expense, respectively. For the three months ended March 31, 2017 and 2016, the Company incurred $95,064 and $Nil sponsor expense, respectively. These expenses were included in the selling, general and administrative expense.

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of as of March 31, 2017.

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

Overview

We are in the O2O (“Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the users of our platform that are their existing and potential customers as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study consumer behavior. Our products and services are designed to allow Merchant Clients to conduct targeted advertising campaigns and promotions which we believe are more effective because they are geared for the customers that a Merchant Client wishes to reach. Our platform is also designed and built to encourage Users to return and recruit new Users, each of which is a potential customer for our Merchant Clients.

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

As of March 31, 2017 and September 30, 2016, our accumulated deficiency was approximately $33.8 million and $25.0 million, respectively. Our stockholders’ equity was approximately $1.8 million as of March 31, 2017 and our stockholders’ deficit was $0.01 million as of September 30, 2016. We have generated $17,443 and $12,942 in revenue for the six months ended March 31, 2017 and 2016, respectively. Our operating losses have principally been attributed to selling, general administrative, depreciation and amortization, research and development expenses and impairment charges on intangible assets.

Results of Operations

For the three months ended March 31, 2017 compared with the three months ended March 31, 2016

Revenues

The Company had revenues of $7,475 in the three months ended March 31, 2017 compared to $7,358 being generated in the three months ended March 31, 2016. The Company started to develop the China market in 2015 and has not developed a significant presence.

Operating Expenses

Selling and general administrative expenses for the three months ended March 31, 2017 and 2016 were $1,983,534 and $1,212,913, respectively. The expenses consisted of filing fees, professional fees, advertising and sponsor fees, payroll and benefits and other general expenses. The increase in selling, general and administrative expenses during the quarter ended March 31, 2017 was mainly due to the recruitment of sales staff and its related costs following expansion of business activities in Beijing and Shenzhen. There were also additional expenses incurred to build investor relationships following the uplisting of the stock in November, 2016.

The research and development expenses for the three months ended March 31, 2017 and 2016 were $654,418 and $625,756, respectively. The research and development expenses were fairly consistent for the three months ended March 31, 2017 comparing to the same period of last year.

Depreciation and amortization expense for the three months period ended March 31, 2017 was $344,849, decreased from the depreciation and amortization expense of $457,109 incurred in the same period of last year. The decrease in depreciation and amortization expense in the three months ended March 31, 2017 was due to less amortization expense because of the impairment charge of approximately $3.0 million on intangible assets recognized during the three months ended March 31, 2017.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Other Expenses

The Company had a $456,283 foreign exchange transaction loss during the three months ended March 31, 2016 due to the conversion of private placement funds, while the Company did not incur similar expenses for the three months ended March 31, 2017.

Net Loss

Net losses for the three months ended March 31, 2017 and 2016 was $6,050,445 and $2,725,462, respectively. The increase in net loss for the three months ended March 31, 2017 comparing to three months ended March 31, 2016 was mainly due to an increase in general and administrative expenses, attributable to an approximately $3.0 million impairment charge on intangible assets and other expenses as explained above.

For the six months ended March 31, 2017 compared with the six months ended March 31, 2016

Revenues

The Company had revenues of $17,443 in the six months ended March 31, 2017 compared to $12,942 being generated in the six months ended March 31, 2016. The Company only started to develop the China market in 2015 and has not developed a significant presence.

Operating Expenses

Selling and general administrative expenses for the six months ended March 31, 2017 and 2016 were $3,749,633 and $2,694,739, respectively. The expenses consisted of filing fees, professional fees, advertising and sponsor fees, payroll and benefits and other general expenses. The increase in selling, general and administrative expenses during the six months ended March 31, 2017 was mainly due to the recruitment of sales staff and its related costs following expansion of business activities in Beijing and Shenzhen. There were also additional expenses incurred to build investor relationships following the uplisting of the stock in November, 2016.

The research and development expenses for the six months ended March 31, 2017 and 2016 were $1,351,858 and $1,514,296, respectively. The decrease was because the Company hired more contracted software developers in the six months ended March 31, 2016 for customizing the Moxian + applications in mainland China, which resulted in the increase in the research and development expense in fiscal 2016. The need for contracted research and development work was reduced during the six months ended March 31, 2017.

Depreciation and amortization expense for the six months ended March 31, 2017 and 2016 were $694,123 and $900,553, respectively. The decrease in depreciation and amortization expense in the six months ended March 31, 2017 was due to less amortization expense because of the impairment charge of approximately $3.0 million on intangible assets recognized during the six months ended March 31, 2017.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Other Expenses

The Company recorded a $456,283 foreign exchange transaction loss during the six months ended March 31, 2016 due to the conversion of the private placement funds, while the Company did not incur similar expenses for the six months ended March 31, 2017.

Net Loss

Net losses for the six months ended March 31, 2017 and 2016 was $8,853,448 and $5,529,690, respectively. The increase in net loss for the six months ended March 31, 2017 comparing to six months ended March 31, 2016 was mainly due to impairment on intangible assets and other expenses as explained above.

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of $306,125 consisting of cash on hand of $859,890, as compared to working capital deficit of approximately $4.9 million and cash on hand of $76,580 as of September 30, 2016.

Net cash used in operating activities for the six months ended March 31, 2017 was $5,388,986 as compared to net cash used in operating activities of $4,302,128 for the six months ended March 31, 2016. The increase in cash used in operating activities for the six months ended March 31, 2017 was mainly due to increase in losses from operation, including a significant increase in selling, general and administrative expenses, increase of prepayments, deposits and other receivables, and the significant decrease of accruals and other payables, as IPO proceeds were used to pay our payables.

Net cash used in investing activities for the six months ended March 31, 2017 was $15,135 as compared to $458,769 for the six months ended March 31, 2016. The higher spending for the six months ended March 31, 2016 was because the Company expanded its operations in China and purchased $280,226 in computer and office equipment and $178,543 in intangible assets.

Net cash provided by financing activities for the six months ended March 31, 2017 was $6,190,391 as compared to $2,506,098 for the six months ended March 31, 2016. During the six months ended March 31, 2017, the Company completed a public offering with gross proceeds of approximately $10 million, deducting placement agents' commissions and other offering expenses of approximately $0.9 million, resulting in net proceeds of approximately $9.0 million, of which $500,000 was placed in an indemnification escrow account.

In addition, during the six months ended March 31, 2017, the Company also received proceeds of approximately $3.2 million from various related party loans and repaid a majority of all related party loans of approximately $5.6 million with IPO proceeds.

During the six months ended March 31, 2016, the Company completed a private placement of approximately $8.2 million, of which approximately $5.6 million was received as of September 30, 2015 and $2.7 million was received during the six months ended March 31, 2016. In additional, the Company received proceeds of $0.7 million from various related party loans during the six months ended March 31, 2016.

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $9.0 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. As disclosed in Part II, Item 2(b) of this quarterly report, the Company has already spent approximately $8.6 million of the $9.0 million raised and is not generating sufficient revenue to maintain working capital sufficient to support its operations and finance its future growth. Although the Company hopes to increase revenues by selling advertisement space in the Xinhua New Media App and signing up more Merchant clients, its efforts through the date of this report have not resulted in significant revenue. Accordingly, the Company has recorded impairment charges on intangible assets associated with its software platform, and the Company expects to fund its cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and

●	Seeking additional public and/or private issuance of securities.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to increase the cash flows through related party financing and other public or private placements. If the Company’s financing and private placements do not reach the level anticipated in its plan, and the Company is unable to obtain the necessary additional capital on a timely basis, on acceptable terms, and at all, the Company may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. However, there can be no assurance that management will be successful in their plans. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Impairment of Intangible Assets

The Company recognized an impairment loss on the carrying value of its IP rights and other intangible assets when it estimates that the future undiscounted cash flows expected to be generated from this asset group are lower than their carrying value. As at March 31, 2017, this carrying value was $2,985,181 and the full amount was recognized as an impairment loss based on the estimated future discounted cash flows.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this Report for information related to new accounting pronouncements, as well as the related impact of those recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of March 31, 2017, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings, as of March 31, 2017.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	On January 3, 2017, we issued in aggregate 500,000 shares upon conversion of certain notes outstanding. The aggregate value of the notes was $2 million, so the price per share associated with the exerccise of the notes was four dollars per share. No underwriter was involved in the issuance. Because the shares were issued in exercise of the notes, we did not receive any proceeds from the sale but instead saw a decrease in debt as a result. The above issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act as a transaction by an issuer not involving a public offering.

(b)	The section entitled “Use of Proceeds” from our registration statement filed on March 16, 2016, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is October 4, 2016, and the Commission file number assigned to the Registration Statement is 333-210250. The Registration Statement registered the offering of up to 5,000,000 common shares (the “Offering”).

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

As of March 31, 2017, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2017
Expand our business in China and throughout Asia including setting up regional and sales offices in first and second tier cities in China, as well as infrastructure investment for the build-out and expansion of offices in these cities	$6 million	$5.6 million	(1)
General corporate purposes and funding potential acquisitions of complementary businesses, assets and technologies	3 million	0.6 million
Other purposes	0	2.4 million	(2)
Total	$9 million	$8.6 million

(1)	Expansion of our business included expenditures of approximately $700,000 in research and development to expand our on-line platform and expenditures of approximately $3.7 million for working capital needs related to our infrastructure.
(2)	We have obtained approximately $3.2 million in new loans from related parties and repaid approximately $5.6 million in loans received from related parties, resulting in a net payment of approximately $2.4 million from the IPO proceeds. We received these loans to finance our operations and growth pending completion of the Offering. The related party loans were interest-free and due on demand.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial officer
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: May 12, 2017	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: May 12, 2017	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer
(Principal Financial Officer)

