Form 10-Q
period 2017-06-30
Moxian, Inc.
filed 2017-08-04
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaler reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

As of August 1, 2017, the registrant had 67,007,199 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$401,805	$76,580
Restricted cash	-	65,590
Inventories	4,089	9,857
Prepayments, deposits and other receivables, net	158,908	129,024
Value added tax recoverable	544,403	444,701
Deferred offering costs	-	290,234
Total current assets	1,109,205	1,015,986

Restricted cash, long-term	500,000	-
Deferred tax assets, net	-	98,581
Property and equipment, net	866,191	1,508,743
Intangible assets, net	-	3,311,293
TOTAL ASSETS	$2,475,396	$5,934,603

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accruals and other payables	$1,654,127	$1,392,200
Loans payable – related parties	985,668	2.552,565
Stock subscription payables	-	2,000,000
Total current liabilities	2,639,795	5,944,765
Total liabilities	2,639,795	5,944,765

Commitment and Contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 67,007,199and 64,005,949 shares issued and outstanding as of June 30, 2017 and September 30,2016, respectively	67,007	64,006
Additional paid-in capital	35,450,722	24,691,259
Accumulated deficiency	(35,855,954)	(24,988,796)
Accumulated other comprehensive income	173,826	223,369
Total stockholders’ deficiency	(164,399)	(10,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,475,396	$5,934,603

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016

Revenues, net	$28,481	$5,703	$45,924	$18,645
Cost of revenues	(6,382)	(1,274)	(7,773)	(4,163)
Gross Profit	22,099	4,429	38,151	14,482

Depreciation and amortization expenses	199,945	455,753	894,068	1,356,306
Research and development	442,744	519,807	1,794,602	2,034,103
Impairment charge on Intangible Assets	-	1,264,700	2,985,181	1,264,700
Selling, general and administrative expenses	1,393,206	1,602,233	5,142,842	4,296,972
Loss from operations	(2,013,796)	(3,838,064)	(10,778,542)	(8,937,599)

Finance expense	(281)	(98)	(3,024)	(259)
Interest income (expenses)	367		1,987	1,523
Foreign exchange loss	-	(26,572)	-	(482,855)
Other income (expenses), net	-	(112)	7,841	337
Loss before income tax	(2,013,710)	(3,864,846)	(10,771,738)	(9,418,853)

Income tax benefit (expense)	-	12,193	(95,420)	36,510
Net loss	(2,013,710)	(3,852,653)	(10,867,158)	(9,382,343)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,086	(21,601)	(49,543)	139,556
Comprehensive loss	$(2,008,624)	$(3,874,254)	$(10,916,701)	$(9,242,787)

Basic and diluted loss per common share	$(0.03)	$(0.08)	$(0.16)	$(0.11)

Basic and diluted weighted average common shares outstanding*	67,007,199	45,598,135	66,429,791	86,755,026

* Retroactively restated for effect of 1 for 2 reverse stock split on June 20, 2016

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,867,158)	$(9,382,343)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	894,068	1,356,306
Loss on disposition of property and equipment	10,217	486
Impairment charge on intangible assets	2,985,181	1,264,700
Deferred tax (benefits) expense	95,420	(36,510)
Changes in operating assets and liabilities:
Restricted cash	63,762	-
Inventories	5,635	4,333
Prepayments, deposits and other receivables	(137,128)	406,450
Accounts payable	124,689	-
Accruals and other payables	132,399	506,648
Net cash used in operating activities	(6,692,915)	(5,879,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(17,955)	(326,306)
Purchase of intangible assets	(11,137)	(193,540)
Net cash used in investing activities	(29,092)	(519,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	4,169,865	3,306,133
Repayment of related party loans	(5,704,802)	(1,864,333)
Initial Public Offering proceeds deposited in an indemnification escrow, restricted cash	(500,000)	-
Gross proceeds from Initial Public Offering – stock issuance	10,005,000	-
Direct costs disbursed from Initial Public Offering proceeds	(927,303)	-
Proceeds from private placement – stock issuance	-	2,657,533
Net cash provided by financing activities	7,042,760	4,099,333

Effect of exchange rates on cash and cash equivalents	4,472	(1,683)
Net increase (decrease) in cash and cash equivalents	325,225	(2,302,126)
Cash and cash equivalents, beginning of period	76,580	2,398,713
Cash and cash equivalents, end of period	$401,805	$96,587

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Issuance of shares for subscription payable	$2,000,000	$-
Reclassification of deferred Initial Public Offering costs to additional paid in capital	$290,234	$-
Warrants issued to placement agents in connection with the Company’s Initial Public Offering	$280,042	$-
Issuance of shares for subscription payment received in 2015	$-	$5,505,915
Reclassification of Construction in progress to intangible assets	$-	$829,862
Cancellation of shares*	$-	$47,423

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

The Company is currently devoting its efforts to develop mobile applications that facilitate the small to medium size businesses to attract more clients. The Company’s ability to generate sufficient funds to meet its working capital requirements is dependent upon its ability to develop additional sources of capital, develop apps and other software applications, generate servicing income, and ultimately, achieve profitable operations.

On May 24, 2016 the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-2 (the “Reverse Stock Split”). The Reverse Stock Split was effective on June 20, 2016 (the “Effective Date”). Simultaneously with the Reverse Stock Split, the number of shares of the Company’s authorized Common Stock was correspondingly reduced from 500,000,000 shares to 250,000,000 shares without changes in par value per share. The Company has retroactively restated all shares and per share data for all the periods presented.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and reflect the activities of the following subsidiaries and variable interest entity (“VIE”): Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Shenzhen, Moxian Malaysia, Moyi, Moxian Beijing and Moxian IP Samoa. All material intercompany transactions and balances have been eliminated in the consolidation.

The unaudited interim condensed consolidated financial information as of June 30, 2017 and for the three and nine months ended June 30, 2017 and June 30, 2016, respectively, have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2016, previously filed with the SEC.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of the management, all necessary adjustments have been made to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2017, its unaudited condensed consolidated results of operations for the period of three and nine months ended June 30, 2017 and 2016 and its unaudited condensed consolidated cash flows for the period of nine months ended June 30, 2017 and 2016. These interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2017, the Company’s current liabilities exceeded the current assets by $1,530,590. Its accumulated deficit was approximately $35.9 million and the Company has incurred losses since inception.

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $9.0 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. As of the date of this report, the Company has spent all of the IPO proceeds and is not generating sufficient revenue to support its operations and finance its future growth. Although the Company hopes to increase revenues by selling advertisement space in the Xinhua New Media app and signing up more merchant clients, its efforts to the date of this report have not resulted in significant revenue. Accordingly, the Company has recorded impairment charges on intangible assets associated with its software platform, and the Company expects to fund its cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and
●	Seeking additional public and/or private issuance of securities.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to increase the cash flows through related party financing and other public or private placements when needed. If the Company’s financing and private placements do not reach the level anticipated in its plan, and the Company is unable to obtain the necessary additional capital on a timely basis on acceptable terms, the Company may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations. However, there can be no assurance that management will be successful in their plans. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Risks and Uncertainties

The operations of the Company are mostly carried out in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies based in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The operating results of the Company may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect management’s assumptions based on the best available information.

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

Revenue recognition

The Company currently recognizes revenue from the sale of merchandise through its online platforms. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded on a gross basis, net of surcharges and value added tax ("VAT"). The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: it is the primary obligor of the sales arrangements, is subject to inventory risks of physical loss, has latitude in establishing prices, has discretion in suppliers' selection and assumes credit risks on receivables from customers.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Restricted Cash

Restricted cash represents cash held by depository banks in order to comply with the provisions of certain debt agreements, as well as the cash held in an indemnification escrow account related to requirements of financing agreement signed with the placement agents for a two-year period subsequent to the IPO.

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

Due to the continuing losses from operations with minimal revenues, the Company recognized impairment losses of $Nil and $2,985,181 for the IP rights and other intangible assets during the three and nine months ended June 30, 2017, respectively, and $1,264,700 during the three and nine months ended June 30, 2016.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive loss.  The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2017 and September 30, 2016, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

Foreign currency transactions and translation

The reporting currency of the Company is the United States Dollar (the “USD”) and the functional currency of Moxian Shenzhen, Moyi and Moxian Beijing is the Renminbi (the “RMB”). The functional currency of Moxian HK is Hong Kong Dollar (the “HKD”), and the functional currency of Moxian Malaysia is the Malaysia Ringgit (the “MYR”).

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, USD, to be consolidated with that of the Company. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using the average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ deficiency. Transaction gains and losses are recognized in the results of operations as incurred.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	June 30, 2017	September 30, 2016
RMB:USD	6.7774	6.6702
HKD:USD	7.8059	7.7550
MYR:USD	4.2936	4.1356

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Foreign currency transactions and translation (continued)

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Nine Months Ended June 30
	2017	2016
RMB:USD	6.8614	6.4875
HKD:USD	7.7681	7.7618
MYR:USD	4.3683	4.1613

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other related expenses associated with product development. Research and development expenses also include third-party development, programming costs, and localization costs incurred to translate software for local markets. Such costs related to software development are included in research and development expenses until the point that technological feasibility is achieved. Once technological feasibility is reached, such costs are capitalized and amortized over the estimated lives of the products.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed financial statements.

MOXIAN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	June 30, 2017	September 30, 2016

Prepayments to suppliers	$33,769	$19,496
Rental and other deposits	106,285	107,994
Employee advances and others	36,955	20,093
Sub total	177,009	147,583
Less: allowance for doubtful accounts	(18,101)	(18,559)
Prepayments, deposits and other receivables, net	$158,908	$129,024

4.	Property and equipment, net

	June 30, 2017	September 30, 2016

Electronic equipment	$2,281,595	$2,300,666
Furniture and fixtures	84,611	86,029
Leasehold improvements	355,008	397,443
Total property and equipment	2,721,214	2,784,138
Less: Accumulated depreciation and amortization	(1,855,023)	(1,275,395)
Total property and equipment, net	$866,191	$1,508,743

Depreciation and amortization expense for the three and nine months ended June 30, 2017 were $199,945 and $617,366, respectively. Depreciation and amortization expenses for the three and nine months ended June 30, 2016 were $221,756 and $671,822, respectively.

5.	Intangible assets

	June 30, 2017	September 30, 2016

IP rights	$1,410,335	$3,460,335
Other intangible assets	379,464	1,376,122
	1,789,799	$4,836,457
Less: accumulated amortization	(1,789,799)	(1,525,164)
Net intangible assets	$-	$3,311,293

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three and nine months ended June 30, 2017 totaled $Nil and $276,702, respectively. Amortization expense for the three and nine months ended June 30, 2016 totaled $233,997 and $684,484, respectively.

Due to the continuing losses from operations, the Company recognized an impairment loss of $Nil and $2,985,181 for the IP rights and other intangible assets during the three and nine months ended June 30, 2017 and $1,264,700 during the three and nine months ended June 30, 2016.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances

The table below sets forth related parties having transactions during the three and nine months ended June 30, 2017 and balances as of June 30, 2017 and September 30, 2016, respectively.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 1% shareholder of the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A 26.8% shareholder of the Company
Zhang Xin	A below 1% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company (see note 7)
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd	Affiliated company of Xinhua
Mr. Hao Qing Hu	A director of the Company
Vertical Venture Capital Group (“Vertical Venture”), formerly Morolling International HK Limited	A below 5% shareholder of the Company

Details of stock subscription payables are as follows:

Nature and Company	June 30, 2017	September 30, 2016
Bayi	$-	$1,434,189
Moxian China Limited	-	565,811
	$-	$2,000,000

On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payable in accordance to the note conversion agreements signed on September 7, 2016 (see note 7).

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances (Continued)

Details of loans payable – related parties are as follows:

Nature and Company	June 30, 2017	September 30, 2016
Loan payable – related parties
Bayi	$863,548	$543,655
Vertical Venture	122,120	914,014
Moxian China Limited	-	170,714
Jet Key	-	206,780
Ace Keen	-	98,473
Hao Qing Hu	-	10,562
Zhang Xin	-	98,969
Zhongtou	-	16,161
Xinhua	-	493,237
	$985,668	$2,552,565

For the three months period ended June 30, 2017 the Company obtained additional borrowings, net of repayment, aggregating $851,038 from Bayi and Vertical Venture. For the nine months period ended June 30, 2017, the Company repaid the loans, net of additional borrowings, aggregating $1,534,937 from Vertical Venture, Moxian China Limited, Ace Keen, Hao Qing Hu, Zhang Xin, Zhongtou, Jet Key, Xinhua and Bayi.

For the three months period ended June 30, 2016, the Company obtained additional borrowings, net of repayment, aggregating $1,619,807 from Moxian China Limited, Zhongtou and Xinhua, respectively. For the nine months ended June 30, 2016, the Company obtained additional borrowings, net of repayment, aggregating $1,441,800 from Bayi, Moxian China Limited, Jet Key, Ace Keen, Zhang Xin, Zhongtou and Xinhua, respectively.

The loans and advance made by shareholders to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia are unsecured, interest free and due on various dates specified in the loan agreements.

Bayi

During nine months ended June 30, 2017, Moxian Shenzhen and Bayi entered into various loan agreements whereby Bayi agreed to provide loans to Moxian Shenzhen in aggregate of $3,441,671 (RMB 23,614,695) without interest and due on demand. Moyi and Bayi further entered into two loan agreements whereby Bayi agreed to provide a loan to Moyi in aggregate of $96,190 (RMB 660,000) without interest and due on demand. In addition, Moxian HK and Bayi entered into agreements whereby Bayi agreed to provide loans to Moxian HK in aggregate of $50,082 (HKD 389,040) without interest and due on demand. During the nine months ended June 30, 2017, Moxian Shenzhen repaid $3,166,429 (RMB 21,726,148) to Bayi and Moyi repaid $96,190 (RMB 660,000) to Bayi. As of June 30, 2017 and September 30, 2016, the loan payable balance to Bayi was $863,548 and $543,655, respectively. In addition, on May 15, 2017, the Company and Baiyi entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company on an as needed basis to support the Company’s working capital. Any withdrawal from this line is non-interest bearing and shall be repaid on demand and before the maturity date of the line of credit. The maturity date of the unsecured line of credit is May 15, 2018.

Vertical Venture

During the nine months ended June 30, 2017, Moxian HK and Vertical Venture entered into various loan agreements whereby Vertical Venture agreed to provide loans to Moxian HK in aggregate of $553,133 (HKD 4,296,810) without interest and due on demand. During nine months ended June 30, 2017, Moxian HK repaid $1,388,012 (HKD10,393,844) to Vertical Venture. As of June 30, 2017 and September 30, 2016, the loan payable balance to Vertical Venture was $122.120 and $914,014, respectively.

Moxian China Limited

During the nine months ended June 30, 2017, Moxian Malaysia received a repayment from Moxian China Limited in aggregate of $96,548 (MYR 421,750). In addition, Moxian HK repaid $272,233(HKD 2,114,739) to Moxian China Limited. As of June 30, 2017 and September 30, 2016, the loan payable balance to Moxian China Limited was $Nil and $170,714, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related party transactions and balances (Continued)

Jet Key

During the nine months ended June 30, 2017, Moyi repaid $74,329 (RMB 510,000) to Jet Key and Moxian Malaysia repaid $123,378 (MYR 538,950) to Jet Key. As of June 30, 2017 and September 30, 2016, the balance due to Jet Key was $Nil and $206,780, respectively. The balance bears no interest and is due on demand.

Ace Keen

During the nine months ended June 30, 2017, Moxian HK and Ace Keen entered into a loan agreement whereby Ace Keen agreed to provide a loan to Moxian HK in the aggregate amount of $17,941 (HKD 139,730) without interest and due on demand. During nine months ended June 30, 2017, Moxian HK repaid $93,797 (HKD 728,629) and Moyi repaid $21,861(HKD 150,000) to Ace Keen. As of June 30, 2017 and September 30, 2016, the loan payable balance to Ace Keen was $Nil and $98,473, respectively.

Hao Qing Hu

During the nine months ended June 30, 2017, Moxian Beijing received advances from Hao Qing Hu in aggregate of $10,847 (RMB 74,423) without interest and due on demand. During nine months ended June 30, 2017, Moxian Beijing repaid $21,114 (RMB 144,871) to Hao Qing Hu. As of June 30, 2017 and September 30, 2016, the loan payable balance to Hao Qing Hu was $Nil and $10,562, respectively.

Zhang Xin

During the nine months ended June 30, 2017, Moxian HK repaid $98,801(HKD 767,500) to Zhang Xin. As of June 30, 2017 and September 30, 2016, the loan payable balance to Zhang Xin was $Nil and $98,969, respectively.

Zhongtou

During the nine months ended June 30, 2017, Moxian Beijing repaid $15,711(RMB 107,800) to Zhongtou. As of June 30, 2017 and September 30, 2016, the loan payable balance to Zhongtou was $Nil and $16,161, respectively.

Xinhua

During the nine months ended June 30, 2017, Moxian Beijing repaid $107,850(RMB 740,000) to Xinhua and Moxian Shenzhen repaid $371,644(RMB 2,550,000) to Xinhua. As of June 30, 2017 and September 30, 2016, the loan payable balance to Xinhua was $Nil and $493,237, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Capital stock

Note Conversion

On September 7, 2016, the Company entered into two note conversion agreements with Bayi and Moxian China Limited. The note conversion agreements permitted for the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of the Company’s common stock at the IPO price. The Company announced a successful completion of its IPO on November 14, 2016 with an IPO price of $4.00 per share. As of September 30, 2016, the Company included the $2 million worth of shares to be issued as stock subscription payable in accordance with ASC 480-10-25-14. On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payables in accordance to the note conversion agreements signed on September 7, 2016 (see Note 6).

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

Public Offering Warrants

In connection with and upon closing of the Public Offering on November 14, 2016, the Company issued warrants equal to four percent (4%) of the shares issued in the Public Offering, totaling 100,050 units to the placement agents for the offering. The warrants carry a term of five years, and shall not be exercisable for a period of nine months from the closing of the Public Offering and shall be exercisable at a price equal to $4.60 per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ equity.

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

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any state corporate income tax. As of June 30, 2017, future net operating losses of approximately $8.6 million are available to offset future operating income through 2036.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2017 and 2016, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

In the opinion of the Management, Moxian Malaysia will not generate any taxable income in the future.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified. Moxian Shenzhen was incorporated in the PRC. Moxian Shenzhen did not generate taxable income in the PRC for the period from April 8, 2013 (date of inception) to June 30, 2016. Management is of the view that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the PRC for the period from July 19, 2013 (date of inception) to June 30, 2017.

Moxian Beijing was incorporated in the PRC. Moxian Beijing did not generate taxable income in the PRC for the period from December 10, 2015 (date of inception) to June 30, 2017.

Deferred tax

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of June 30, 2017. As of September 30, 2016, the Company had a deferred tax asset of $98,581, resulting from certain net operating losses in PRC.

As of June 30, 2017 and September 30, 2016, the valuation allowance was approximately $8.6 million and $5.8 million, respectively. For the three and nine months ended June 30, 2017, there was an increase of $1.5 million and $2.8 million in valuation allowance. For the three and nine months ended June 30, 2016, the increase was an increase of $1.0 and $1.3 million in valuation allowance.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes (Continued)

	June 30, 2017	September 30, 2016

Deferred tax asset from net operating loss and carry-forwards	$8,627,520	$5,876,564
Valuation allowance	(8,627,520)	(5,777,983)
Deferred tax asset, net	$-	$98,581

9.	Commitments and contingencies

Operating Lease

The Company has a number of properties under operating leases. Rental expenses under operating leases for the three and nine months ended June 30, 2017 were $164,075 and $492,480 respectively. Rental expenses under operating leases for the three and nine months ended June 30, 2016 were $94,877 and $513,472, respectively.

As of June 30, 2017, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending June 30,
2017	$499,732
2018	-
Total minimum lease payments	$499,732

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expire on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua New Media for both the agency agreement and sponsor agreement during the nine months ended June 30, 2017. The fees payable for the period ended June 30, 2017 under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. The amended payment schedule as of June 30, 2017 for the exclusive agency agreement and sponsor agreement is listed below:

For the Twelve Months Ending
June 30, 2018	$1,688,417
June 30, 2019	1,457,429
June 30, 2020	1,457,429
June 30, 2021	752,033
Total agency payments	$5,355,308

For the nine months ended June 30, 2017 and 2016, the Company incurred $485,351 and $462,430 advertising agent fee expense, respectively. For the three months ended June 30, 2017 and 2016, the Company incurred $364,357 and $462,430 for advertising agent fee expense, respectively. For the nine months ended June 30, 2017 and 2016, the Company incurred $148,951 and $399,898 of sponsor expense, respectively. For the three months ended June 30, 2017 and 2016, the Company incurred $103,120 and $132,300 of sponsor expense, respectively. These expenses were included in the selling, general and administrative expense.

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of as of June 30, 2017.

10.	Subsequent Event

On August 2, 2017 Moxian Shenzhen and Vertical Venture, a related party, entered into an agreement whereby Vertical Venture agreed to provide an interest-free loan to Moxian Shenzhen in the amount of $1.0 million (RMB 6,730,000). The loan is payable on August 2, 2018.

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

The words "Company", "we," "us," and "our," refer to the combined businesses of (i) Moxian, Inc., a Nevada corporation (ii) Moxian CN Group Limited, a Samoa company (iii) Moxian Group Limited(“Moxian BVI”), a British Virgin Islands company (iv) Moxian (Hong Kong) Limited (“Moxian HK”), a limited liability company incorporated under the laws of Hong Kong (v) Moxian Technologies (Shenzhen) Co., Limited (“Moxian Shenzhen”), a company incorporated under the laws of People’s Republic of China (vi) Moxian Malaysia Sdn. Bhd.,(“Moxian Malaysia”), a company incorporated under the laws of Malaysia, and (vii) Shenzhen Moyi Technologies Co. Limited.,(“Moyi) a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China.

Overview

We are in the O2O (“Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the users of our platform that are their existing and potential customers as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study consumer behavior. Our products and services are designed to allow Merchant Clients to conduct targeted advertising campaigns and promotions which are more effective because they are geared for those customers that a Merchant Client wishes to reach. Our platform is designed to encourage Users to return and to recruit new Users, each of which is a potential customer for our Merchant Clients.

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

Moxian principally operates in Shenzhen and Beijing.

As of July 21, 2017, the Company has a total of 96 employees, comprising 46 in research and development, 20 in sales and marketing department and 6 employees in customer and technical support team and the remaining employees in the finance and administrative departments.

As of June 30, 2017 and September 30, 2016, our accumulated deficiency was approximately $35.9 million and $25.0 million, respectively. Our stockholders’ deficit was $164,399 as of June 30, 2017 and our stockholders’ deficit was $10,162 as of September 30, 2016. We have generated $45,924 and $18,645 in revenue for the nine months ended June 30, 2017 and 2016, respectively. Our losses have principally been attributed to selling, general administrative, advertising agency fees, impairment charges, depreciation and amortization and research and development expenses.

Results of Operations

For the three months ended June 30, 2017 compared with the three months ended June 30, 2016

Revenues

The Company had revenues of $28,481 in the three months ended June 30, 2017 compared to $5,703 generated in the three months ended June 30, 2016. The Company only started to develop the China market in 2015 and has not developed a significant presence.

Operating Expenses

Selling and general administrative expenses for the three months ended June 30, 2017 and 2016 were approximately $1.4 million and $1.6 million, respectively. The expenses mainly consisted of professional fees, advertising and sponsor fees, payroll and benefits and other general expenses. The decrease in selling, general and administrative expenses during the quarter ended June 30, 2017 was mainly due to less salary, consulting fee and marketing expense incurred. Based on our working capital, the Company reduced spending in marketing and operations.

Research and development expenses for the three months ended June 30, 2017 and 2016 were approximately $0.4 million and $0.5 million, respectively. The research and development expenses were reduced because of less work research and development required from external software developers.

Depreciation and amortization expense for the three months period ended June 30, 2017 was approximately $0.2 million, a decrease of approximately $0.5 million incurred in the same period of last year. The decrease was due to the fact that intangible assets have been fully impaired as of June 30, 2017.

For the three months ended June 30, 2017 and 2016, the impairment charges on intangible assets were $Nil and $1.3 million, respectively, due to the fact that intangible assets have been fully impaired as of March 31, 2017.

Other Expenses, net

The Company did not incur other significant expenses for the three months ended June 30, 2017 and 2016.

Net Loss

Net loss for the three months ended June 30, 2017 and 2016 was approximately $2.0 million and $3.9 million, respectively. The decrease in net loss was mainly due to a decrease in general and administrative expenses, no impairment loss and a decrease in amortization expense on intangible assets as explained above.

For the nine months ended June 30, 2017 compared with the nine months ended June 30, 2016

Revenues

The Company had revenues of $45,924 in the nine months ended June 30, 2017 compared to $18,645 generated in the nine months ended June 30, 2016. The Company only started to develop the China market in 2015 and has not developed a significant presence.

Operating Expenses

Selling and general administrative expenses for the nine months ended June 30, 2017 and 2016 were $5.1 million and $4.3 million, respectively. The expenses consisted of professional fees, advertising and sponsor fees, payroll and benefits and other general expenses. The increase in selling, general and administrative expenses during the nine months ended June 30, 2017 was mainly due to additional advertising, consulting and professional fees incurred for public relationship and listing related matters.

Research and development expenses for the nine months ended June 30, 2017 and 2016 were $1.8 million and $2.0 million, respectively. The decrease was because the Company hired more contracted software developers in the nine months ended June 30, 2016 for customizing the Moxian+ applications in mainland China, which resulted in the increase in research and development expense in fiscal 2016. The need for contracted research and development work was reduced during the nine months ended June 30, 2017.

Depreciation and amortization expenses for the nine months ended June 30, 2017 and 2016 were $0.9 million and $1.4 million, respectively. The decrease was due to less amortization expense on intangible assets, which have been fully impaired as of June 30, 2017.  For the nine months ended June 30, 217 and 2016, the impairment charges on intangible assets were $3.0 million and $1.3 million, respectively, due to continuing losses from operations.

Foreign exchange loss

The Company recorded a $0.5 million foreign exchange transaction loss during the nine months ended June 30, 2016 due to the conversion of the private placement funds, while the Company did not incur similar expenses for the nine months ended June 30, 2017.

Net Loss

Net loss for the nine months ended June 30, 2017 and 2016 was $10.9 million and $9.4 million, respectively. The increase in net loss for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 was mainly due to reasons explained above.

Liquidity and Capital Resources

As of June 30, 2017, we had a working capital deficit of approximately $1.5 million consisting of cash on hand of $0.4 million, as compared to a working capital deficit of approximately $4.9 million and cash on hand of $0.08 million as of September 30, 2016.

Net cash used in operating activities for the nine months ended June 30, 2017 was $6.7 million as compared to net cash used in operating activities of $5.9 million for the nine months ended June 30, 2016. The increase in cash used in operating activities for the nine months ended June 30, 2017 was mainly due to the increase in net loss incurred for the nine month period ended June 30, 2017 and increase of prepayments, deposits and other receivables.

Net cash used in investing activities for the nine months ended June 30, 2017 was $29,092 as compared to $519,846 for the nine months ended June 30, 2016. The higher spending for the nine months ended June 30, 2016 was resulted from the Company expanding its operations in China in fiscal 2016 while the Company had fewer expansion activities in fiscal 2017.

Net cash provided by financing activities for the nine months ended June 30, 2017 was $7.0 million as compared to $4.1 million for the nine months ended June 30, 2016. During the nine months ended June 30, 2017, the Company completed a public offering with gross proceeds of approximately $10 million, deducting placement agents' commissions and other offering expenses of approximately $1.0 million, resulting in net proceeds of approximately $9.0 million, of which $500,000 was placed in an indemnification escrow account. In addition, during the nine months ended June 30, 2017, the Company also received proceeds of approximately $4.2 million from various related party loans and repaid a majority of all related party loans of approximately $5.7 million with IPO proceeds. During the nine months ended June 30, 2016, the Company completed a private placement of approximately $8.2 million, of which approximately $5.6 million was received as of September 30, 2015 and $2.7 million was received during the nine months ended June 30, 2016. In additional, the Company received net proceeds of $1.4 million from various related party loans during the nine months ended June 30, 2016.

The Company expects to increase its revenues through the expansion of its sales force to sell advertisement space in the Xinhua New Media App to sign up more Merchant clients to increase the Users to download the Company’s User App. If the revenue does not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, the Company expects to fund any cash flow shortfalls as follows:

●	Financial support commitments from two of the Company’s major stockholders and two of the Company’s related parties; and

●	Seeking additional public and/or private issuance of securities.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to increase the cash flows through related party financing and other public or private placements when needed. If the Company’s financing and private placements do not reach the level anticipated in its plan, and the Company is unable to obtain the necessary additional capital on a timely basis on acceptable terms, the Company may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations. However, there can be no assurance that management will be successful in their plans. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of June 30, 2017, the Company has carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings, as of June 30, 2017.

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

As of June 30, 2017, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2017
Expand our business in China and throughout Asia including setting up regional and sales offices in first and second tier cities in China, as well as infrastructure investment for the build-out and expansion of offices in these cities	$6 million	$6.0 million	(1)
General corporate purposes and funding potential acquisitions of complementary businesses, assets and technologies	3 million	1.5 million
Other purposes	-	1.5 million	(2)
Total	$9 million	$9.0 million

(1)	Expansion of our business included expenditures of approximately $0.7 million in research and development to expand our online platform and expenditures of approximately $5.3 million for working capital needs related to our infrastructure.
(2)	We have obtained approximately $4.2 million in new loans from related parties and repaid approximately $5.7 million in loans received from related parties, resulting in a net repayment of approximately $1.5 million from the IPO proceeds. We received these loans to finance our operations and growth pending completion of the Offering. The related party loans were interest-free and due on demand.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Loan Agreement dated August 2, 2017 with Vertical Venture Capital Group Limited
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: August 4, 2017	By:	/s/ James Mengdong Tan
	Name:	James Mengdong Tan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: August 4, 2017	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer
(Principal Financial Officer)

