Form 10-K
period 2017-09-30
Moxian, Inc.
filed 2018-01-08
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $44,264,576.

As of December 19, 2017, the number of shares of the registrant’s common stock outstanding was 67,007,199.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of

(i)	Moxian, Inc., a company incorporated under the laws of Nevada,
(ii)	Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”),
(iii)	Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”);
(iv)	Moxian Group Limited, a company incorporated under the laws of the British Virgin Islands (“Moxian BVI”),
(v)	Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”),
(vi)	Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”),
(vii)	Moxian Malaysia Sdn. Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”),
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

PART I

ITEM 1. BUSINESS

Corporate History and Corporate Structure

Moxian, Inc. (“the Company”) was incorporated in the State of Nevada on October 12, 2010 and was formerly known as SECURE NetCheckIn Inc. in the business of offering a cloud-based scheduling and notification product for the medical industry. The Company changed its name to Moxian China, Inc. on December 13, 2013 and to Moxian, Inc. on July 19, 2015.

On February 17, 2014, the Company incorporated Moxian CN Samoa under the laws of Samoa.

On February 21, 2014, the Company acquired Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia through its wholly owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our then Chief Executive Officer, James Mengdong Tan, was a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”).

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

Moxian HK was incorporated on January 18, 2013 and became Moxian BVI’s subsidiary on February 14, 2013.

Moxian Shenzhen was incorporated on April 8, 2013 as a wholly-owned subsidiary of Moxian HK and is engaged in the business of internet technology, computer software, and commercial information consulting.

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary on April 2, 2013.

Shenzhen Moyi Technologies Co., Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China. On July 15, 2014, Moxian Shenzhen entered into a series of agreements with Shenzhen Moyi Technologies Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moyi”), and its shareholders which permit us to operate Moyi and the right to purchase all of its equity interests from its shareholders as described below (the “Moyi Agreements”).

On December 18, 2017, the Company entered into a Tripartite Agreement with the original shareholders of Moyi and the new shareholders of Moyi wherein the Company agrees to the transfer o the equity interests of Moyi and all related rights, liabilities and obligations under the Moyi Agreements such that the new shareholders stand in place of the old shareholders in all aspects of the Moyi Agreements.

Moyi, which is owned solely by Chinese shareholders, is granted an Internet Content Provider license (“ICP License”). Businesses in China that are engaged in the business of Internet information services, including online advertisement and e-commerce services, are required to obtain an ICP License. Due to Chinese regulatory restrictions on foreign investments in the Internet sector, we operate our marketing platform and conduct our business through Moyi pursuant to the Moyi Agreements. Under the Moyi Agreements, Moyi will be treated as a variable interest entity in which the Company does not have direct or controlling equity interest but the historical financial results of such entity will be consolidated in our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

Due to the transfer of interests from the Original Moyi Shareholders to the New Moyi Shareholders, the Company's Board of Directors determined that it was appropriate to terminate such Moyi Agreements as the original Moyi Agreements had executed and to execute substantially similar Moyi Agreements with the New Moyi Shareholders. Because the Exclusive Business Cooperation Agreement did not include the Original Moyi Shareholders as a party, it has not been terminated. The Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were officially terminated as to the Original Moyi Shareholders as of January 8, 2018 and new Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were entered into with the New Moyi Shareholders at the same date. The parties' intent throughout has been to maintain control of Moyi by Shenzhen Moxian and, by extension, the Company.

Moxian Technologies (Beijing) Co., Ltd. (“Moxian Beijing”) was incorporated on December 10, 2015 under the laws of the People’s Republic of China as a wholly-owned subsidiary of Moxian Shenzhen. Moxian Beijing is engaged in the business of internet technology, computer software, and commercial information consulting.

On February 17, 2014, Moxian IP Samoa was incorporated in Samoa as a wholly-owned subsidiary of REBL. On February 19, 2014, Moxian HK and Moxian Shenzhen entered into an Assignment and Assumption Agreement with Moxian IP Samoa, whereby Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business to Moxian IP Samoa in consideration of $1,000,000.

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

On September 30, 2015, the Company notified REBL that it elected to cause it to convert the remainder of the Rebel Note into 3,891,000 shares of the Company’s Common Stock (the “September Conversion”). After the August Conversion and September Conversion, the entire balance of the Rebel Note was converted into a total of 7,782,000 shares of the Company’s Common Stock.

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

Overview

We are in the O2O (“Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the existing and potential users of our platform as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study consumer behavior. Our products and services are designed to allow Merchant Clients to conduct targeted advertising campaigns and promotions which are more effective because they are geared for those customers that a Merchant Client wishes to reach. Our platform is designed to encourage Users to return and to recruit new Users, each of which is a potential customer for our Merchant Clients.

We believe we are different from other companies in that our plan is to sign up merchants first and build our user base utilizing their customers.

The current version of our platform is called “Moxian+” which consists of our user mobile application (“App”) called the Moxian+ User App and a separate App for our Merchant Clients called the Moxian+ Business App. Both versions of the App are currently available in the Google Play Store and the Apple App Store and can be downloaded free of charge. We also have a website that can be accessed at www.moxian.com where either App can also be downloaded.

Moxian principally operates in Shenzhen and Beijing.

As of September 30, 2017, and September 30, 2016, our accumulated deficiency was approximately $38.6 million and $25.0 million, respectively. Our stockholders’ deficit was $2.9 million as of September 30, 2017 and our stockholders’ deficit was $10,162 as of September 30, 2016. We have generated $92,205 and $21,479 in revenue for the years ended September 30, 2017 and 2016, respectively. Our losses have principally been attributed to a lack of recurrent revenue while operating overhead such as selling, general administrative, advertising agency fees, impairment charges, depreciation and amortization and research and development expenses have to be incurred

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2017, the Company’s current liabilities exceeded the current assets by approximately $4.1 million, its accumulated deficit was approximately $38.6 million and the Company has incurred losses since inception.

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $8.5 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. However, as of the date of this report, the Company has utilized all of the IPO proceeds and is not generating sufficient revenue to support its operations. The Company hopes to fund its cash  flow shortfalls as follows:

•	Financial support commitments from the Company’s major stockholders and a related party and

•	Seeking additional public and/or private issuance of securities.

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or RMB equivalent. Pursuant to the loan agreement, Moxian will issue an unsecured convertible promissory note, which bears the interest rate of 4.75% per annum and due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock with the conversion price of daily average VWAP per share for the 20 consecutive business days prior to the conversion date. As of January 3, 2018, the Company has drawn-down approximately US$610,000 (RMB 6.2 million) of the facility.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended September 30, 2017 and 2016 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Market Opportunities

It is estimated that China currently has more than 850 million users actively utilizing mobile applications as a result of the growth of the use of smart-phones, largely due to the availability of low-cost models produced by home-grown manufacturers such as Huawei, Vivo and Oppo.

O2O platforms link online users to physical stores and incorporate mobile payments as a key feature of their applications. Mobile payments are increasingly more popular and prevalent, with many consumers bypassing the use of debit and credit cards. As a result, store-based O2O commerce has experienced rapid growth with total sales of about US$91.1 billion in 2016 and is projected to exceed US$140 billion by 2019.

Moxian believes it will be able to capture a share of this market by concentrating on the small and medium-sized enterprises in China that have limited budgets for advertising and marketing and may find that an online platform offers many advantages.

Products and Services

Moxian+ Business App Merchant Clients

The Moxian+ Business App is solely for use by Merchant Clients. The Moxian+ Business App allows them to manage their presence within the Moxian+ platform, plan a campaign, offer discounts, manage payments and receive analytics.

Our Targeted Marketing tools allow our Merchant Clients to send messages, promotions and advertisements to a specific group of Users and receive detailed analysis regarding buying patterns and customer preferences.

Moxian+ User App for Users

Our Users are referred to as “MO-Pals” within the User App. When they sign up for a Moxian+ account, they have to provide basic information and can then invite friends and family members to join Moxian+ as well.

The Moxian+ User App has a variety of features to attract and retain Users. The Moxian+ User App also provides access to a social media platform with a package of services to provide interaction with other Users and Merchant Clients. These services include MO-Talk, News Center with daily updates under “Hot Topics,” , Game Center and MO-Shake, which allows Users to win vouchers, discounts etc by shaking their phones.

Our Platform

The Moxian Platform is at the heart of our business. There are five components to our Moxian+ platform, which is the backend of our application, namely the social media engine, the e-commerce engine, the rewards engine, the gamification engine, and the analytical engine.

Social Media Engine

Our data use policy governs the use of information that users have chosen to share and present. We also design our products to include robust safety tools. We have worked with online safety experts to offer protection for all users, particularly teenagers. We work with law enforcement to help promote the safety of our users as required by law. To the extent permissible, and with prior consent from the Users, we analyze User’s information to understand the User’s behavior.

E-Commerce

Utilizing our e-commerce features, Merchant Clients are able to conduct business by posting products, offering coupons and sales as well as creating events and blogs through the Moxian+ Business App. On the other hand, Users can shop at the Merchant Clients’ shops like at any other e-commerce platform by ordering online and receiving the products by express delivery.

Rewards

Users are rewarded with MO-Points.. MO-Points are points granted to Users when they shop at Merchant Clients, play games on our platform or engage in other activities sponsored by the Merchant Clients. MO-Points can be redeemed at the Merchant Clients’ shops as determined by the Merchant Clients, or can be redeemed for MO-Coins which are a form of virtual currency and can be used at any Merchant Client’s stores.

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

Gamification

Together with outside contractors, we develop games for Users to earn MO-Points and MO-Coins and other rewards which may be specific to a certain Merchant Client. Users can use MO-Points to play games offered in our game center.

Analytical Engine

Moxian provides analytics to each Merchant Client for the consumer behavior Moxian learns through its platform to assist our Merchant Clients to better design their promotions and reach their target audience. We analyze consumer behavior through “likes” of posts by certain merchants or the places they tend to “check-in” to, to determine their usual hang out.

Advertisements

On December 31, 2015, the Company entered into an Exclusive Partnership Agreement with Xinhua New Media Culture Communication Co. Ltd. (“Xinhua New Media”). Xinhua New Media is part of the Xinhua News Agency, the official news agency of the Peoples” Republic of China. It has developed an App that has a user population in the region of 120 million, many of whom are government employees and senior executives of quasi-government bodies and agencies.

Under the Agreement, the Company has the exclusive rights to operate the gaming channel on the Xinhua New Media app and can sell advertisement space on any part of the app.

The revenue from the sale of advertisement space forms the second part of our revenue.

Competition

In China, competition is stiff with industry giants like Baidu, Alibaba and Ten Cent that have well-established positions and are constantly upgrading their products. In addition, the growth of the O2O industry in recent years has seen the sprouting of many platform-based companies offering products for businesses and consumers. Such competitors, including Shou Qian Ba, La Shou and Le Hui have had varying degrees of success.

However, we believe that China is a huge market and there remain many opportunities for other players, particularly those catering for small and medium-sized enterprises or those that have specialized industry verticals.

Foreign Operations

All our business operations are in Mainland China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the PRC. For example, our business activities subject us to a number of Chinese laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations, which have uncertainties. Any failure to comply with the PRC laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in China and harm our reputation.

Operating in foreign countries also subjects us to risk from currency fluctuations. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings.

Research and Development

Our research and development department is responsible for developing and improving the mobile application, Moxian platform and customer experience in using our products. We incurred approximately $2.1 million and $2.6 million on research and development for the years ended September 30, 2017 and 2016, respectively.

Employees

As of September 30, 2017, we had a total of 101 employees, of which 48 are in research and development, 20 in sales and marketing and the rest in other functions, including finance and administration.

We consider our employee relations to be good, and have not experienced any work stoppage due to a labor dispute.

The Company has a written Public Interest Disclosure (Whistleblower’s) Policy that aims to provide a procedure under which individuals who have reasonable grounds to believe that an incident of workplace malpractice or mismanagement has occurred, is occurring or likely to occur within the Company, are able to raise their concerns. All employees upon joining the Company are required to confirm that they will abide by this policy.

PRC Law

Overview

The telecommunications and internet industry in China is highly regulated through various government agencies such as the Ministry of Industry and Information Technology (“MIIT”) and the State Administration of Press, Publication, Radio, Film and Television (“SAPPRFT”), the State Council Information Office (“SCIO”), the General Administration for Press and Publication (“GAPP”), and the Ministry of Public Security.

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

Internet Information Services

The governing law for Internet information service is the Measures for the Administration of Internet Information Services, or the Internet Content Provider (“ICP”) Measures, which went into effect on September 25, 2000. Under the ICP Measures, any entity that provides information to online Internet users must obtain an operating license from Ministry of Industry and Information Technology (“MIIT”) or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their websites. ICPs must police their websites to remove categories of harmful content. Many of these requirements mirror Internet content restrictions that have been announced previously by PRC measures such as the MIIT and the SAPPRFT that derive their authority from the State Council.

Currently, Moyi holds an ICP license that was issued on January 22, 2014.

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

Internet Publishing

On February 4, 2016, the SAPPRFT and MIIT jointly issued the Rules for the Administration for Internet Publishing Services, or the Internet Publishing Rules, which took effect on March 10, 2016, to replace the Provisional Rules for the Administration of Internet Publishing that had been jointly issued by the SAPPRFT and MIIT on June 27, 2002. The Internet Publishing Rules define “Internet publications” as digital works that are edited, produced or processed to be published and provided to the public through the Internet, including (a) original digital works, such as pictures, maps, games and comics; (b) digital works with content that is consistent with the type of content that, prior to the Internet age, typically was published in media such as books, newspapers, periodicals, audio-visual products and electronic publications; (c) digital works in the form of online databases complied by selecting, arranging and compiling other types of digital works; and (d) types of digital works identified by the SAPPRFT. Under the Internet Publishing Rules, Internet operators distributing such Internet publications via information network are required to apply for an Internet publishing license with the relevant governmental authorities and submit the application, if approved, to the SAPPRFT for approval before distributing Internet publications. Moxian plans to apply for an Internet publishing license.

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

From year 2004 to 2016, MCPRC had issued several measures or regulations regulating the Online Games industry and thus we are subject to more strict regulations.

Currently, Moxian holds the appropriate license that was issued by the Administration of Online Culture on November 25, 2015.

Encryption Software

On October 7, 1999, the State Encryption Administration Commission published the Regulations for the Administration of Commercial Encryption, followed by the first Notice of the General Office of the State Encryption Administration Commission on November 8, 1999. Both these regulations address the use of software in China with encryption functions. According to these regulations, purchase of encryption products must be reported. Violation of the encryption regulations may result in a warning, penalty, confiscation of the encryption product, or criminal liabilities.

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

Under the Exchange Rules of the PRC, Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is still generally subject to the approval or verification of SAFE.

Under the Administration Rules, enterprises may only buy, sell or remit foreign currencies at banks that are authorized to conduct foreign exchange business after the enterprise provides valid commercial documents and relevant supporting documents and, in the case of certain capital account transactions, after obtaining approval from SAFE or its competent local branches. Capital investments by enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, SAFE and the National Development and Reform Commission, or their respective competent local branches.

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

In March 2015, SAFE released the Circular on Reforming the Management Approach regarding the Foreign Exchange Capital Settlement of Foreign-invested Enterprises, or FIEs, or the Foreign Exchange Capital Settlement Circular, which became effective from June 1, 2015. This circular replaced SAFE’s previous related circulars, including the Circular on Issues Relating to the Improvement of Business Operation with Respect to the Administration of Foreign Exchange Capital Payment and Settlement of Foreign Invested Enterprises. The Foreign Exchange Capital Settlement Circular clarifies that FIEs may settle a specified proportion of their foreign exchange capital in banks at their discretion, and may choose the timing for such settlement. The proportion of foreign exchange capital to be settled at FIEs’ discretion for the time being is 100% and the SAFE may adjust the proportion in due time based on the situation of international balance of payments. The circular also stipulates that FIEs’ usage of capital and settled foreign exchange capital shall comply with relevant provisions concerning foreign exchange control and be subject to the management of a negative list. The FIEs’ capital and Renminbi capital gained from the settlement of foreign exchange capital may not be directly or indirectly used for expenditure beyond the business scope of the FIEs or as prohibited by laws and regulations of the PRC. Such capital also may not be directly or indirectly used for issuing Renminbi entrusted loans except as permitted by the business scope of the FIE, for repaying inter-enterprise borrowings including any third party advance, or for repaying the bank loans denominated in RMB that have been sub-lent to a third party.

On June 9, 2016, SAFE issued the Circular on Reform and Regulating of the Administrative Policy of the Settlement under Capital Accounts, or SAFE Circular 16, which became effective on the same date. Pursuant to SAFE Circular 16, FIEs may either continue to follow the current payment-based foreign currency settlement system or choose to follow the “conversion-at-will” system for foreign currency settlement. Where a foreign-invested enterprise elects the conversion-at-will system for foreign currency settlement, it may convert, in part or in whole, the amount of the foreign currency in its capital account into Renminbi at any time. The converted Renminbi will be kept in a designated account labeled as settled but pending payment, and if such FIE needs to make payment from such designated account, it does not need to go through a lengthy approval process, but instead is only required to declare its intended use for such converted Renminbi. Although Circular 16 effectively simplifies the administrative process for converting foreign currencies into Renminbi for settlement of capital account items, the Notice on Further Promoting the Reform of Foreign Exchange Administration and Improving Authenticity and Compliance Review (Hui Fa [2017] No.3), or the Notice of No.3, released by SAFE on January 26, 2017, requires a domestic company to provide explanations to the banks through which it seeks to exchange currency of the sources of funds for investment and the intended use of such funds. Under Notice No.3, submission of relevant corporate documents, including board resolutions and relevant contracts is also required to support a domestic company’s claim of intended use.

Hong Kong Law

Our website is maintained through a server in the Special Administrative Region of Hong Kong (“HKSAR”). Therefore, our data usage policy and regular terms of service for both our users and merchants must comply with the applicable rules and regulations in HKSAR. As information from our Merchant Clients and Users are preserved in the HKSAR, the law applicable to the Company is the Hong Kong Personal Data (Privacy) Ordinance (Cap 486). Non-compliance of such rules in Hong Kong may result in a fines of up to HKD 500,000. Directors of Moxian Hong Kong may also be personally liable for the Company’s violation of Hong Kong Personal Data (Privacy) Ordinance.

We believe we are in compliance with the laws in the HKSAR.

Intellectual Property

Trademarks

We have registered or applied to register the following trademarks in Mainland China, Hong Kong, and the U.S.:

Mark	Country of Registration	Application Number	Class/Description	Current Owner	Status
	Hong Kong	302534274	Class 9: Magnetic data carries, recording discs, data processing equipment and computers Class 35: Advertising, business management, business administration Class 38: Telecommunications Class 40: Treatment of materials Class 41: Entertainment Class 42: Design and development of computer hardware and software	Moxian (Hong Kong) Limited	Registered
	America	85931344	Class 009: Magnetic data carries, recording discs, data processing equipment and computers Class 035: Advertising, business management, business administration Class 038: Telecommunications Class 040: Treatment of materials Class 041: Entertainment Class 042: Design and development of computer hardware and software	Moxian (Hong Kong) Limited	Registered
	China	13460852	Class 9: Magnetic data carries, recording discs, data processing equipment and computers	Moxian Shenzhen Technologies Co Ltd	Registered
魔线	China	13461178	Class 38: Telecommunications	Moxian Shenzhen Technologies Co Ltd	Registered
	China	13460714	Class 42: Design and development of computer hardware and software	Moxian Shenzhen Technologies Co Ltd	Registered
	China	10624504	Class 42: Design and development of computer hardware and software	Moxian Shenzhen Technologies Co Ltd	Registered

Patents

The patents we applied are listed as follows:

Patent	Country of Registration	Application Number	Description	Application Date		Status
A method and system of pushing targeted advertising based on consumption patterns	China	201510628706.7	Including access user's chat session content, analyze and abstract user's interested information, send the corresponding targeted advertising to users through data analysis	September 28, 2015		Pending
A method and system of pushing targeted advertising based on chat session	China	201510628708.6	Including access user's consumption record, analyze and understand user's consumption mode, send the corresponding targeted advertising to users through data analysis	September 28, 2015		Pending
A method of measuring the size and activity level of a virtual economy model	China	201610843367.9	Including record, analyze and understand the transactions data, adjustment and management of the data within a virtual economy model	September 22, 2016		Pending
A method of delivering incentives via the system of pushing targeted advertising	China	201610851481.6	Including deliver of incentives such as red packets to the targeted Users so to improve the Users number	September 26, 2016	`	Pending
A method and system of pushing targeted advertising based on exchange of data between Merchant Clients and Users	China	201610852545.4	Including information exchange system that allows Merchant Clients and Users to share their data which thereby improve the accuracy of the system of pushing targeted advertising	September 26, 2016		Pending
A points rebate system which allows data tracking and analysis	China	201610942340.8	Including data collection and analysis system that allows better understanding of Users’ behavior and spending pattern	October 25, 2016		Pending

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

ITEM 2. PROPERTIES

The Company currently does not own any real property. We are currently renting office space in Shenzhen and Beijing. The total monthly rent is RMB 388,115 (or approximately $56,962 per month). The Company believes that such office space is sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings to which we, or any of our subsidiaries, are a party. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted under the symbol “MOXC” on the OTCQB until November 14, 2016. The Company's common stock began trading on the NASDAQ Capital Market on November 15, 2016 under the symbol "MOXC".

For the periods indicated, the following table sets forth the high and low prices per share of common stock. For the period when our common stock was quoted on the OTCQB, the quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2017	High	Low
First Quarter *	$4.51	$2.60
Second Quarter	$3.30	$2.53
Third Quarter	$3.69	$2.17
Fourth Quarter	$3.83	$2.67

	High	Low
Fiscal Year 2016	Bid	Bid
First Quarter	$10.90	$8.00
Second Quarter	$10.40	$8.00
Third Quarter	$8.20	$7.20
Fourth Quarter	$8.20	$5.70

 *stock listed on NASDAQ on November 15, 2016 (previously on OTCQB)

The highest and lowest bids prior to this uplifting in the first quarter were 5.20 and 4.90 respectively.

Holders

As of September 30, 2017 and 2016, we had 67,007,199 and 64,005,949 shares of our common stock issued and outstanding, respectively. There were approximately 450 registered owners of our common stock as December 19, 2017.

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

Unregistered Sales of Equity Securities

On January 3, 2017, we issued in aggregate 500,000 shares of our common stock upon conversion of certain notes outstanding. The aggregate value of the notes was $2 million, so the price per share associated with the exercise of the notes was four dollars per share. No underwriter was involved in the issuance. Because the shares were issued in exercise of the notes, we did not receive any proceeds from the sale but instead saw a decrease in debt as a result. The above issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2017.

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

The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of the (i) Moxian, Inc., a company  incorporated under the laws of Nevada; (ii) Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”), (iii) Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”); (iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”), (vii) Moxian Malaysia Sdn.Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”), (viii) Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”) and (ix) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

Overview

We are in the O2O (“Online-to-Offline”) business. While there are many definitions of O2O, with respect to our business, O2O means providing an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We refer to our customers as “Merchant Clients” and the existing and potential users of our platform as “Users.” Through our platform and the products and services offered through it, we seek to create interaction between our Users and Merchant Clients by allowing Merchant Clients to study consumer behavior. Our products and services are designed to allow Merchant Clients to conduct targeted advertising campaigns and promotions which are more effective because they are geared for those customers that a Merchant Client wishes to reach. Our platform is designed to encourage Users to return and to recruit new Users, each of which is a potential customer for our Merchant Clients.

We believe we are different from other companies in that our plan is to sign up merchants first and build our user base utilizing their customers.

The current version of our platform is called “Moxian+” which consists of our user mobile application (“App”) called the Moxian+ User App and a separate App for our Merchant Clients called the Moxian+ Business App. Both versions of the App are currently available in the Google Play Store and the Apple App Store and can be downloaded free of charge. We also have a website that can be accessed at www.moxian.com where either App can also be downloaded.

Moxian principally operates in Shenzhen and Beijing.

As of September 30, 2017, and September 30, 2016, our accumulated deficiency was approximately $38.6 million and $25.0 million, respectively. Our stockholders’ deficit was $2.9 million as of September 30, 2017 and our stockholders’ deficit was $10,162 as of September 30, 2016. We have generated $92,205 and $21,479 in revenue for the year ended September 30, 2017 and 2016, respectively. Our losses have principally been attributed to a lack of recurrent revenue while operating overhead such as selling, general administrative, advertising agency fees, impairment charges, depreciation and amortization and research and development expenses have to be incurred.

Financial Condition

As of September 30, 2017, and September 30, 2016, our accumulated deficiency was approximately $38.6 million and $25.0 million, respectively. Our stockholders’ deficit was $2.96 million as of September 30, 2017 and our stockholders’ deficit was $10,162 as of September 30, 2016. We have generated $92,205 and $21,479 in revenue for the year ended September 30, 2017 and 2016, respectively. Our losses have principally been attributed to a lack of recurrent revenue whilst operating overheads such as selling, general administrative, advertising agency fees, impairment charges, depreciation and amortization and research and development expenses have to be incurred.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended September 30, 2017 and 2016 have been prepared on a going concern basis. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Results of Operations

For the year ended September 30, 2017 compared with the year ended September 30, 2016

Overview

In the year under review, the Company’s focus has been to keep upgrading its Moxian + app in response to market changes and feedback from the pilot sales campaigns carried out throughout the year. It also made a significant step in integrating its design architecture of the App with that of the China Union Pay, which is an association of banks in China that provides card services.

Because of the Company’s focus on these technical improvements, as well as the lack of demands in merchant clients’ sales and the advertising space sales, the Company was not able to generate the sales it previously anticipated.

Gross Revenues

The Company had sales of $92,205 for the year ended September 30, 2017 compared to $21,479 in the year ended September 30, 2016. The slight increase in revenue is the result of the sales of software packages to third parties, coupled with a slight improvement in commissions earned from merchant transactions.

Operating Expenses

Operating expenses for the years ended September 30, 2017 and 2016 were $13.7 million and $13.4 million, respectively. The expenses mainly consisted of depreciation and amortization expenses, research and development (“R&D”) expenses, advertising agency fee, selling general and administrative expense, impairment charge on intangible assets.

Depreciation and amortization

The depreciation and amortization expenses for the years ended September 30, 2017 and 2016 was $1.1 million and $1.8 million, respectively. The depreciation and amortization decreased by $0.8 million because a significant impairment charge was made in fiscal year 2016 and intangible assets were fully impaired during fiscal year 2017 due to continuing losses from operations and a deficit in working capital.

Research and development

The research and development expense for the year ended September 30, 2017 and 2016 was $2.1 million and $2.6 million, respectively. The R&D expense decreased by $0.5 million in fiscal 2017 due to a lower level of staffing in the R&D department and less R&D activities in fiscal year 2017 comparing to fiscal year 2016.

Advertising agency fee

The advertising agency fee for year the year ended September 30, 2017 and 2016 was $0.8 million and $0.7 million, respectively. The slight increase was due to the Company paid more agency fee in accordance with the agency agreement signed with Xinhua New Media.

Selling, general and administrative

The selling, general and administrative expenses for the years ended September 30, 2017 and 2016 was $6.6 million and $4.9 million, respectively. The selling, general and administrative expense increased by $1.7 million because the comparative period in 2016 only carried part of the costs since the Beijing office was opened in December 2015 and its operation not fully staffed until the second quarter of that fiscal year.

Impairment charge on intangible assets

For the year ended September 30, 2017 and 2016, the Company recognized a $3.0 million and $3.3 million impairment charge on intangible assets. Due to the continuing loss, the Company impaired all its intangible assets as of September 30, 2017.

Net Loss

The net loss for the year ended September 30, 2017 and 2016 were $13.7 million and $13.8 million, respectively. Basic and diluted net loss per share amounted $0.21 and $0.17, respectively, for the years ended September 30, 2017 and 2016.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2017, the Company’s current liabilities exceeded the current assets by approximately $4.1 million compared to $4.9 million at September 30, 2016. Cash on hand on September 30, 2017 was $18,494 compared to $76,580 as of September 30, 2016. The Company’s accumulated deficit was approximately $38.6 million and the Company has incurred losses since inception.

Net cash used in operating activities for the year ended September 30, 2017 was approximately $8.5 million as compared to net cash used in operating activities of approximately $7.6 million for the year ended September 30, 2016. The increased cash used in operating activities for year ended September 30, 2017 was mainly due to its significant loss with lower adjustments for non-cash items such as depreciation, amortization and impairment charges on intangible assets compared to fiscal 2016.

Net cash used in investing activities for the year ended September 30, 2017 was approximately $68,489 as compared to approximately $0.5 million for the year ended September 30, 2016. The increased in spending for the year ended September 30, 2016 resulted from the Company expanding its operations in China in fiscal 2016 while the Company had fewer expansion activities in fiscal 2017.

Net cash provided by financing activities for the year ended September 30, 2017 was approximately $8.5 million compared with $5.8 million for the year ended September 30, 2016. During the year ended September 30, 2017, the Company completed a public offering with gross proceeds of approximately $10 million. After deducting placement agents' commissions and other offering expenses of approximately $1.0 million, the net proceeds was $9.0 million, of which $500,000 was placed in an indemnification escrow account. In addition, during the year ended September 30, 2017, the Company also received proceeds of approximately $5.8 million from various related party loans and repaid the bulk of such related party loans of approximately $5.9 million with the IPO proceeds.

During the year ended September 30, 2015, the Company completed a private placement of approximately $8.2 million, of which approximately $2.7 million was received by September 30, 2016.

As of the date of this report, the Company has utilized all of the IPO proceeds and is not generating sufficient revenue to support its operations and had to rely on financial support from its shareholders and a related party. As of the date of this report, the Company does not envisage a significant improvement in its sales and so will have cash shortfalls in its operation. It expects to continue to rely on the financial support of its major stockholders and issue more securities to public or private investors.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and cast substantial doubts about the ability of the Company to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or RMB equivalent. Pursuant to the loan agreement, Moxian will issue an unsecured convertible promissory note, which bears the interest rate of 4.75% per annum and due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into fully paid shares of the Company’s common stock with the conversion price of daily average volume weighted average price per share for the 20 consecutive business days prior to the conversion date. As of January 3, 2018 the Company has drawn-down approximately US$610,000 (RMB 6.2 million) of the facility.

Foreign Operations

All our business operations are in Mainland China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the PRC. Operating in the PRC involves substantial risk. For example, our business activities subject us to a number of Chinese laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations. Any of these could change and with immediate effect.. A failure to comply with the PRC laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in China and harm our reputation.

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

Level 3-Inputs are unobservable inputs that reflect management’s assumptions based on the best available information.

The carrying value of cash and cash equivalents, prepayments, deposits and other receivables, accruals and other payables, loans from related parties and unrelated party approximate their fair values because of the short-term nature of these instruments.

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

Deferred offering costs

Deferred offering costs consisted principally of legal, underwriting and registration costs in connection with the IPO of the Company’s ordinary shares. Such costs are deferred until the closing of the offering, at which time the deferred costs are offset against the offering proceeds.

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

Revenue from advertising is recognized as advertisements are displayed. Revenue from software development services comprises revenue from time and material and fixed price contracts. Revenue from time and material contracts are recognized as related services are performed. Revenue on fixed price contracts is recognized in accordance with percentage of completion method of accounting.

Foreign currency transactions and translation

The reporting currency of the Company is United States Dollars (the “USD”). The functional currency of Moxian Shenzhen, Moyi and Moxian Beijing is the Renminbi (the “RMB”). The functional currency of Moxian HK is Hong Kong Dollar (the “HKD”), and the functional currency of Moxian Malaysia is Malaysia Ringgit (the “RM”).

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar ("U.S. dollar") so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficiency. A translation loss of $42,522 and a translation gain of $108,710 are recognized in the statements of operations and comprehensive loss for the year ended September 30, 2017 and 2016, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2017	September 30, 2016
RMB:USD	6.6549	6,6702
HKD:USD	7.8116	7.7550
RM:USD	4.2225	4.1356

Items in the statements of operations and comprehensive loss, and statements cash flows

	Years Ended September 30,
	2017	2016
RMB:USD	6.8135	6.5326
HKD:USD	7.7799	7.7605
RM:USD	4.3418	4.1337

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is not permitted. The Company is currently assessing the impact of ASU 2014-09. No significant impact is expected upon the adoption of the new guidance at the time of adoption based upon outstanding contracts at the time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU will not have any impact to the Company’s consolidated financial statements as the Company did not have any interest held through related parties with common control.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on the statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On May 16, 2017, the FASB issued ASU No. 2017-10 in response to a consensus reached by the EITF at its March 2017 meeting. The ASU addresses “diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of ASC853” by “clarifying that the grantor is the customer of the operation services in all cases for those arrangements.” The amendments also allow for a “more consistent application of other aspects of the revenue guidance, which are affected by this customer determination.” For entities that have not yet adopted ASC 606, the effective date is aligned with that for ASC 606. For public business entities that have adopted ASC 606, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For most other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On October 2, 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of September 30, 2017 and 2016 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended have been audited by Friedman LLP. Friedman LLP is independent registered public accounting firm. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the year covered by this report. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyzing such information to determine the extent to which such information requires disclosure, in the reports filed with the Securities and Exchange Commission.

Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2017, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

The Company has begun adopting some formal documented controls and anticipates all of them to be in place by the fiscal year end of 2018. We have appointed outside independent directors, established board committees, strengthened the financial personnel and introduced written policies and procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. It is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel. The objective is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by the internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2017:

(1)	Actions of the former CEO

●	Inadequate attention given to the importance of timely communication of contracts committed on behalf of the Company

●	Lack of proper control and supervision over the payment cycle in the accounting department

(2)	Ineffective controls over financial reporting and monitoring:

●	Lack of qualified full-time U.S. GAAP personnel in the accounting department to oversee and monitor the recording of the accounting transactions

●	Lack of documented controls to review and approve accounting transactions and journal adjustments. There is also no established process to ensure proper cut-offs at year-end to ensure that all transactions are accounted for accurately and in a timely manner.

●	No resources to perform the internal audit functions properly and the scope and effectiveness of the internal audit function have yet to be developed.

●	Lack of effective communication between the Management and the Board of Directors on matters requiring Board approval.

(3)	Written Policies & Procedures:

●	Lack of proper written policies and procedures for the financial reporting

●	The accounting records of certain subsidiary companies were not properly maintained.

●	Delay in approving related party transactions due to a lack of communication

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Ensured that the Audit Committee meets regularly, either through conference calls or at physical meetings and reviewed all related party transactions to ensure that they are in the best interest of the Company

(2)	Kept all board members regularly informed of all major developments in the Company through circularization of resolutions on important issues, followed by explanatory telephone calls or emails

(3)	Reviewed and documented several key operating cycles of the Company, ensuring that there are sufficient internal controls at key points and segregation of important duties.

(4)	Designed and monitored controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continued to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

(6)	Engaged an external accounting firm to prepare consolidation and the preparation of financial statements in accordance with the requirements of U.S GAAPs.

(7)

Ensured that the accounts of subsidiary companies are properly prepared and scrutinized

In addition, the decision of the incumbent Chief Financial Officer, James Tan Meng Dong, not to seek re-election as a director at the Annual Meeting of Shareholders on September 28, 2017 allowed the Company to appoint a new CEO. Our new CEO is familiar with and mindful of corporate governance requirements and compliance with listing rules

Changes in internal controls over financial reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Hao Qing Hu	56	Chairman of the Board and Chief Executive Officer
Tan Wan Hong	63	Chief Financial Officer
Liu Shu Juan	46	Director
Lin Kuan Liang	31	Director
Yang Nan(1)(2)(3)	39	Independent Director
Ajay Rajpal(1)(2)(3)	43	Independent Director
Dr. Yu Lin(1)(2)(3)	31	Independent Director
WangYing Jie	40	Independent Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Tan Meng Dong (James) served as the Chief Executive Officer and director from February 2013 until September 28, 2017 when he decided not to stand for re-election as a director at the Annual Meeting of Shareholders held on that date.

(5)	Liew Kwong Yeow was a director of the Company until his resignation on August 15, 2017.

(6)	Chan Fook Meng served as a director of the Company from August 15, 2017 to September 28, 2017

Mr. Hao Qing Hu has served as a director of the Company since January 1, 2016. Mr. Hao has more than 20 years of experience in managing business operations and business strategy. Since September, 2015 he has been the General Manager of Moxian Beijing — a subsidiary of Moxian, Inc., in charge of Moxian Beijing’s overall operations. From June 2014 until September 2015, Mr. Hao was a Deputy General Manager of Xinhua Huamei Investment Management Co., Ltd. From 2005 until May 2014, Mr. Hao was a General Manager of Shandong Debang Construction Science and Technology Co., Ltd, where he was responsible for day-to-day operations and business development. Mr. Hao received his EMBA from Tsinghua University. Mr. Hao was a board appointee of Xinhua Huifeng Equity Centre (Limited Partnership). The Board of Directors reached a conclusion that Mr. Hao should serve as a Director of the Company based on his extensive experience in PRC Company management.

Mr. Tan Wan Hong has served as our Chief Financial Officer since July 25, 2016. Mr. Tan trained with Grant Thornton in Liverpool, UK and was admitted as an Associate of the Institute of Chartered Accountants (England and Wales) in 1980. He started his working career with KPMG Kuala Lumpur in 1981 and in the same year, was promoted to be the Resident Manager of the Penang Office. In 1983, Mr. Tan joined , Island & Peninsular as the Group Financial Controller before leaving for Sime Darby, Malaysia’s largest Asian-based conglomerate in 1986. He had a successful career with Sime Darby, holding various senior positions over a span of 18 years but left in 2004 following a reorganization of the group. In 2007, Mr. Tan joined Hong Leong Asia, Singapore on a specific assignment in China which he completed in 2009. He then took the post of Head of Investor Relations with 361 Degrees International, a Mainland sportswear group listed on the Stock Exchange of Hong Kong. where he stayed for a further six years.

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

Ms Liu Shu Juan was appointed as a director of the Company on August 15, 2017. She obtained a diploma in accounting from the Changchun Taxation College in 1994. Subsequently, she obtained a degree in accounting from the Chinese Petroleum University in Beijing. Ms Liu is a director of Shanghai Shewn Wine Co. Ltd. Ms. Liu was the head of the finance department of PetroChina Jilin Petrochemical Co. Ltd., a subsidiary company of China National Petroleum Corporation, China’s largest oil and gas producer, from 2013 to 2015.

Dr. Yu Lin was appointed as a director of the Company on August 15, 2017. He obtained a Master’s Degree in Management from the School of Economics and Management of Beijing Jiatong University in 2009 and a Doctorate degree in Industrial Economics from Wuhan University of Technology in 2016. In 2009, Dr. Yu joined the Telecommunication Research Institute, a national think-tank, under the Ministry of Industry and Information Technology. The Board of Directors believes that Dr. Yu should serve as an Independent Director of the Company based on his extensive experience in corporate governance.

Mr. Lin Kuan Liang (Nicolas) was appointed as a director of the Company on September 28, 2017. He has been the Chief Executive Officer and director at Technovative Group, Inc. since June 2017 and has served as a director of Asia Pacific at TAG Asia Partners LLC since May 2017. From February 2013 to March 2017, he was the Legal and Administrative Director of Moxian Inc. where he focused on restructuring the business for its listing in the United States. Mr. Lin has also served in a senior capacity with various other companies where he was involved in fundraising, capital restructuring, debt financing and acquisitions. Mr. Lin graduated from Queen Mary University of London with a LLB in Law in June 2010.

Ms Wang Ying Jie (Wendy) was appointed a director of the Company on September 28, 2017. She has been the President and Chief Executive Officer of Wetland Media, Inc. since July 2016. She is also a director of Dinghaoyicheng Technology (Shanghai) Ltd. Co. Ms Wang was the Chief Executive Officer of BZM Innovation Technology, a Fin-tech company from November 2014 to June 2016. From October 2011 to October 2014, Ms. Wang was a business partner at Shiatang Technology where she was responsible for operational and business strategies. Ma Wang received her Master’s degree in Scientific, Technical and Medical Translation and Translation Technology from Imperial College, London in 2004 and her Bachelor’s degree in Foreign Languages, Literature and International Business from Tianjin Foreign Languages University in 1998. The Board of Directors believes that Ms Wang should serve as an Independent Director of the Company based on her experience.

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years that is material to the evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

Board of Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. At the Annual Meeting of Shareholders held on September 28, 2017, the above-mentioned directors were elected to the Board. Our board of directors normally hold meetings on a quarterly basis.

Executive Officers are elected by, and serve at the discretion of, the board of directors.

As a smaller reporting company under the NASDAQ rules, we are only required to maintain a board of directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. Pursuant to the terms of the Subscription Agreement with Xinhua Huifeng Investment Center Co., Ltd. (Beijing), or Xinhua, upon the completion of the subscription, Xinhua had the right to nominate one member to the Board of Directors. Mr. Hao Qing Hu, who is a nominee of Xinhua, was appointed the Chairman of the Board of Directors and Chief Executive Officer on September 29, 2017.

Director Independence

The Board of Directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the Board of Directors determined that each of Yang Nan, Ajay Rajpal, Dr. Yu Lin and Wang Ying Jie are independent within the meaning of the NASDAQ rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Our audit committee consists of Yang Nan, Ajay Rajpal and Dr. Yu Lin. Yang Nan serves as chair of the Audit Committee. Our Board of Directors has affirmatively determined that each of the members of the Audit Committee meets the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and NASDAQ rules. In addition, our Board of Directors has determined that Yang Nan qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NASDAQ rules.

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

Our Compensation Committee currently consists of Yang Nan, Ajay Rajpal and Dr. Yu Lin. Mr Ajay Rajpal serves as chair of the Compensation Committee. Our Board of Directors has affirmatively determined that each of the members of the Compensation Committee meets the definition of “independent director” for purposes of serving on an Compensation Committee under NASDAQ rules.

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

Our Corporate Governance and Nominating Committee consists of Yang Nan, Dr. Yu Lin and Ajay Rajpal. Dr. Yu Lin serves as chair of the Corporate Governance and Nominating Committee. Our Board of Directors has affirmatively determined that each of the members of the Corporate Governance and Nominating Committee meet the definition of “independent director” for purposes of serving on a Nominating Committee under NASDAQ rules.

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

Code of Business Conduct and Ethics

On September 7, 2016, our Board of Directors adopted a code of business conduct and ethics that applies to our directors, officers and employees. A copy of this code is available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. They are also required under the SEC Regulations to furnish to the Company copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2017 fiscal year, our directors and executive officers who owned more than 10% of our common stock complied with Section 16(a) filing requirements. We do not however, believe that all other such persons who own more than 10% of our common stock complied with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended September 30, 2017 and 2016 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this annual report.

Name and Principal Position	Year	Salary ($)	Total ($)
Luo Xiaoyuan	2017	80,095	80,095
Vice-President, Product	2016	130,117	130,117

Tan Wan Hong	2017	63,920	63,920
CFO	2016	11,854	11,854

Hao Qing Hu(1)	2017	NIL	NIL
CEO	2016	NIL	NIL

Tan Meng Dong (James)	2017	NIL	NIL
Former CEO	2016	NIL	NIL

(1)	Hao Qing Hu does not receive a salary as the CEO from September 29, 2017.

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

Mr. Luo resigned on his own accord and left the Company as of August 31, 2017.

Employment Agreement with Mr. Tan

On July 25, 2016, Moxian HK entered into an agreement with Mr. Wan Hong Tan to serve in the role of Chief Financial Officer. Pursuant to the terms of such employment agreement, Mr. Tan’s monthly base salary is RMB 35,000 (approximately $5,247) for the probation period, which is the initial three months from the date of the employment agreement, and thereafter, RMB 40,000 (approximately $6,000). During the probation period, the employment agreement may be terminated by giving one week’s prior written notice. After the probation, the employment agreement may be terminated by either party by giving one month’s prior written notice, or payment in lieu of appropriate notice. Mr. Tan’s employment may be terminated immediately without notice or payment in lieu, if among other things, Mr. Tan conducts himself in a way that is inconsistent with the due and faithful discharge of his duties. The Company shall reimburse Mr. Tan for all reasonable out of pocket expenses in connection with travel, entertainment and other expenses incurred in the performance of his duties. The payment in lieu of notice of termination is calculated as one month’s salary equal to RMB 40,000 (approximately $6,000).

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

Mr. Ajay Rajpal, one of our independent directors, entered into an agreement on June 16, 2016, which provides for compensation equal to $4.000 per month.

The following table sets forth the compensation paid to our directors during the years ended September 30, 2017 and 2016:

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hao Qing Hu(4)	2017	$60,000	$-	$-	$60,000
	2016	$45,000	$-	$-	$45,000
Yang Nan	2017	$60.000	$-	$-	$60,000
	2016	$45,000	$-	$-	$45,000
Ajay Rajpal	2017	$48,000	$-	$-	$48,000
	2016	$17,500	$-	$-	$17,500
Liu Shu Juan	2017	$7,500	$-	$-	$7,500
	2016	$-	$-	$-	$-
Dr. Yu Lin	2017	$6,000	$-	$-	$6,000
	2016	$-	$-	$-	$-
Liew Kwong Yeow(1)	2017	$31,500	$-	$12,691	$44,191
	2016	$27,000	$-	$19,462	$46,463
Tan Meng Dong (James)(2)	2017	$-	$-	$-	$-
	2016	$-	$-	$-	$-
Chan Fook Meng(3)	2017	$6,000	$-	$-	$6,000
	2016	$-	$-	$-	$-

(1)	Mr. Liew has served as the Company’s director from January 1, 2016 to August 15, 2017.
(2)	Mr. Tan has served as the Company’s director from February 13, 2015 to September 28, 2017.
(3)	Mr. Chan Fook Meng served as the Company’s director from August 15, 2017 to September 28, 2017.
(4)	Mr. Hao Qing Hu was appointed as the CEO on September 29, 2017. He was previously a non-executive director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2017, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 67,007,199 shares of our common stock outstanding as of December 19, 2017.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors

Liu Shu Juan Director	500,000	0.74%

Hao Qing Hu(3) Director	4,095,010	6.11%

Liu Kuan Liang Director	NIL	0%

Wang Ying Jie Independent Director	NIL	0%

Yang Nan Independent Director	NIL	0%

Ajay Rajpal Independent Director	NIL	0%

Dr. Yu Lin Independent Director	NIL	0%

Tan Wan Hong Chief Financial Officer	NIL	0%

All officers and directors as a group (8 persons named above)	4,595,010	6.85%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Securities Holders

Good Eastern Investment Holding Limited(1) 10 Anson Road #35-11 International Plaza Singapore 079903	9,990,000	14.91%

Low Mei Chiek 147-C, Taman Pringgit Jaya, Melaka, 75400 Malaysia	9,915,000	14.80%

Global Innovative Investment Group Limited 228 Park Ave. South, #82217, New York, NY 10003	9,915,000	14.80%

Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership)(2) Beijing City, Haiding District, Zhongguan Village, 66 North Road, Block 1, Level 2, Room 05-079	4,095,010	6.11%

Rebel Group, Inc.(3) 7500A Beach Road, Unit 12-313, The Plaza, 199591	3,891,000	5.81%

(1)	Mr. Tan, our former Chief Executive Officer and former Chairman, is a sole member and director of Good Eastern Investment Holding Limited and is deemed to have sole voting and dispositive power over the shares.
(2)	Includes 4,095,010 shares of Common Stock that Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) owns, of which Mr. Hao is the Managing Partner
(3)	Mr. Leong Khien Kiee and Mr. Leong Aan Yee, are the directors of Rebel Group, Inc. and are deemed to share voting and dispositive power over the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following is a description of transactions since October 1, 2015, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company

Related Party Transaction with Shareholders

For the year ended September 30, 2017, the Company made repayments, net of borrowings, aggregating $113,732 to related parties.  For the year ended September 30, 2016, the Company obtained additional borrowings, net of repayments, aggregating $3,146,157 from related parties.

The loans and advances made by the related parties to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia and are unsecured, interest free and due on various dates specified on the loan agreements.

During the year to September 30, 2017, details of the related party transactions are as follows:

Bayi

	Borrowings	Repayments

Moxian Shenzhen	$3,928,164 (RMB 26,764,695)	$3,328,102 (RMB 22,676,148)
Moyi	$96,866 (RMB 660,000)	$96,866 (RMB 660,000)
Moxian HK	$190,233 (HKD 1,479,990)

As of September 30, 2017 and 2016, the loan payable balance to Bayi was $1,347,035 and $543,655, respectively. As of September 30, 2017, Bayi was no longer a related party of the Company since Bayi is no longer a shareholder of the Company. As a result, the loan payable of $1,347,035 to Bayi was recorded separately on the Company’s consolidated balance sheets.

Vertical Venture

	Borrowings	Repayments

Moxian HK	$552,298 (HKD 4,296,810)	$1,335,990 (HKD10,393,844)
Moxian SZ	$987,739 (RMB 6,730,000)

As of September 30, 2017 and 2016, the loan payable balance to Vertical Venture was $1,133,228 and $914,014, respectively.

Moxian China Limited

During the year ended September 30, 2017, Moxian Malaysia received a repayment from Moxian China Limited in aggregate of $97,138 (RM 421,750). In addition, Moxian HK repaid $271,822(HKD 2,114,739) to Moxian China Limited. As of September 30, 2017 and 2016, the loan payable balance to Moxian China Limited was $Nil and $170,714, respectively.

Jet Key

During the year ended September 30, 2017, Moyi repaid $74,851 (RMB 510,000) to Jet Key and Moxian Malaysia repaid $124,132 (RM 538,950) to Jet Key. As of September 30, 2017 and 2016, the balance due to Jet Key was $Nil and $206,780, respectively. The balance bears no interest and is due on demand. As of September 30, 2017, Jet Key was no longer a related party of the Company due to Jet Key is no longer a shareholder of the Company.

Ace Keen

	Borrowings	Repayments

Moxian HK	$17,914 (HKD 139,370)	$93,656 (HKD 728,629)
Moyi	-	$22,015 (RMB 150,000)

As of September 30, 2017 and 2016, the loan payable balance to Ace Keen was $Nil and $98,473, respectively.

Hao Qing Hu

During the year ended September 30, 2017, Moxian Beijing received advances from Hao Qing Hu in aggregate of $10,923 (RMB 74,423) without interest and due on demand. During the year ended September 30, 2017, Moxian Beijing repaid $21,262 (RMB 144,871) to Hao Qing Hu. As of September 30, 2017 and 2016, the loan payable balance to Hao Qing Hu was $Nil and $10,562, respectively.

Zhang Xin

During the year ended September 30, 2017, Moxian HK repaid $98,652 (HKD 767,500) to Zhang Xin. As of September 30, 2017 and 2016, the loan payable balance to Zhang Xin was $Nil and $98,969, respectively.

Zhongtou

During the year ended September 30, 2017, Moxian Beijing repaid $15,821 (RMB 107,800) to Zhongtou. As of September 30, 2017 and 2016, the loan payable balance to Zhongtou was $Nil and $16,161, respectively.

Xinhua

During the year ended September 30, 2017, Moxian Beijing repaid $108,607 (RMB 740,000) to Xinhua and Moxian Shenzhen repaid $374,255 (RMB 2,550,000) to Xinhua. As of September 30, 2017 and 2016, the Company had loan receivable balance of $24,042 and loan payable balance of $493,237 with Xinhua, respectively. The balance bears no interest and is due on demand.

Zhang Ying

During the year ended September 30, 2017, Moxian Beijing received $1,659 (RMB 11,301) from Zhang Ying. As of September 30, 2017 and 2016, the loan payable balance to Zhang Ying was $1,698 and $Nil, respectively. The balance bears no interest and is due on demand.

Liu Shu Juan

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or RMB equivalent. Pursuant to the loan agreement, Moxian will issue an unsecured convertible promissory note, which bears the interest rate of 4.75% per annum and due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock with the conversion price of daily average VWAP per share for the 20 consecutive business days prior to the conversion date. As of January 3, 2018 the Company has drawn-down approximately US$610,000 (RMB 6.2 million) of the facility.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$220,000	$210,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$220,000	$210,000

The category of “Audit fees” (excluding out of pocket expenses) includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit related services were pre-approved by the Board of Directors and Audit Committee for the fiscal years ended September 30, 2017 and 2016, which concluded that the provision of such service by Friedman LLP were compatible with maintenance of the firm’s independence in the conduct of its audits.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Moxian, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Company filed on May 2, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2011).

3.2	Certificate of Amendment to the Company’s Articles of Incorporation filed on December 9, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

3.4	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

4.1	Specimen Stock Certificate of Common Stock of Moxian, Inc. (incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2015).

10.1	Subscription Agreement dated as of April 24, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).

10.2	Form of Termination Agreement dated as of June 4, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.3	Form of Subscription Agreement dated as of June 4, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing). (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.4	Form of Amendment Agreement dated as of August 14, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.( (incorporated by reference herein to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015)

10.5	Form of Second Amendment Agreement dated as of December 16, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.6	Loan Agreement dated May 4, 2015 by and between Jet Key Limited and Moxian Malaysia SDN BHD (incorporated by reference herein to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.7	Loan Agreement dated May 4, 2016 by and between Jet Key Limited and Moxian Malaysia SDN BHD (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.8	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015 (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.9	Loan Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated September 30, 2015 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.10	Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.11	Loan Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014) .

10.12	Share Pledge Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.13	Exclusive Option Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.14	Moxian Technologies (Shenzhen) Co., Ltd. Oracle Product Supply Contract, by and between Moxian Technologies (Shenzhen) Co., Ltd. and Guangzou SIE Consulting Co., Ltd., dated April 27, 2015 (incorporated by reference herein to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016)

10.15	Share Cancellation Agreement by and among Moxian, Inc., and each of Good Eastern Investments Holdings, Moxian China Limited and Stellar Elite Limited, dated February 22, 2016 (incorporated by reference herein to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 17, 2016).

10.16	Independent Director Agreement by and between Moxian, Inc. and Yang Nan, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.17	Independent Director Agreement by and between Moxian, Inc. and Liew Kwong Yeow, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

10.18	Lease Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd. and Cai Bingquan, dated July 22, 2015 (incorporated by reference herein to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016).

10.19	Lease Agreement by and between Moxian Technologies (Beijing) Co., Ltd. and Beijing Zhongjia Real Estate Broker Co., Ltd., dated August 27, 2015. (incorporated by reference herein to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016).

10.20	Director Agreement by and between Moxian, Inc. and Hao Qing Hu, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 19, 2016).

10.21	Employment Agreement by and between Moxian (Hong Kong) Limited and Mr. Luo Xiaoyuan, dated October 1, 2014, as amended on March 1, 2016 (incorporated by reference herein to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 17, 2016).

10.22	Advertising Sole Agency Agreement of Xinhua New Media Culture Communication Co., Ltd., dated December 31, 2015 (incorporated by reference herein to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.23	Employment Agreement by and between Moxian (Hong Kong) Limited and Mr. Tan Wan Hong, dated July 25, 2016 (incorporated by reference herein to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.24	Independent Director Agreement by and between Moxian, Inc. and Ajay Rajpal (incorporated by reference herein to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

10.25	Note Conversion Agreement by and between Moxian, Inc. and the note holders named therein, dated September 7, 2016 (incorporated by reference herein to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 19, 2016).

10.26	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd. and Shenzhen Bayi Consulting Co. Ltd. dated December 25, 2015 (Incorporated by reference herein to Exhibit 10.26 to the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on December 22, 2016).

10.27	Schedule of Loan Agreements substantially identical in all material respects to the Loan Agreement filed as Exhibit 10.26 to this Annual Report on Form 10-K, pursuant to Instruction 2 To Item 601 of Regulation S-K (Incorporated by reference herein to Exhibit 10.27 to the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on December 22, 2016).

10.28	Tripartite Agreement by and among Moxian Shenzhen, Zhang Guo Hui, Guan Fen Sheng, Liu Shu Juan and Yin Yi Jun, dated December 18, 2017 (incorporated by reference herein to Exhibit 99.1 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

10.29

Share Pledge Agreement by and among Moxian Shenzhen, Liu Shu Juan and Yin Yi Jun, dated January 8, 2018 (incorporated by reference herein to Exhibit 99.2 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

10.30	Power of Attorney granted to Moxian Shenzhen by Liu Shu Juan and Yin Yi Jun, dated January 8, 2018 (incorporated by reference herein to Exhibit 99.3 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

10.31	Exclusive Option Agreement by and among Moxian Shenzhen, Liu Shu Juan and Yin Yi Jun, dated January 8, 2018 (incorporated by reference here in to Exhibit 99.4 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

14.1	Code of Ethics of Moxian, Inc. Applicable To Directors, Officers And Employees (incorporated by reference herein to Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

21.1	List of Subsidiaries (incorporated by reference herein to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: January 8, 2018	By:	/s/ Hao Qing Hu
	Name:	Hao Qing Fu
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: January 8, 2018	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hao Qing Hu	Chief Executive Officer and Director	January 8, 2018
Hao Qing Hu	(Principal Executive Officer)

/s/ Tan Wan Hong	Chief Financial Officer	January 8, 2018
Tan Wan Hong	(Principal Accounting and Financial Officer)

/s/ Yang Nan	Independent Director	January 8, 2018
Yang Nan

/s/ Ajay Rajpal	Independent Director	January 8, 2018
Ajay Rajpal

/s/ Yu Lin	Independent Director	January 8, 2018
Dr. Yu Lin

/s/ Liu Shu Juan	Director	January 8, 2018
Liu Shu Juan

/s/ Lin Kuan Liang	Director	January 8, 2018
Lin Kuan Liang

/s/ Wang Ying Jie	Independent Director	January 8, 2018
Wang Ying Jie

MOXIAN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Moxian, Inc.

We have audited the accompanying consolidated balance sheets of Moxian, Inc., and subsidiaries and affiliate (collectively, the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has incurred continuing losses from operations, negative cash flows from operations and working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to successfully obtain the alternative forms of financing specified in Note 2 and/or achieve operating profitability, there could be a material adverse effect on the Company.

/s/ Friedman LLP

New York, New York

January 8, 2018

MOXIAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,494	$76,580
Restricted cash	-	65,590
Inventories	3,130	9,857
Prepayments, deposits and other receivables, net	152,548	129,024
Value added tax recoverable	-	444,701
Deferred offering costs	-	290,234
Total current assets	174,172	1,015,986

Restricted cash, long-term	500,000	-
Deferred tax assets, net	-	98,581
Property and equipment, net	686,296	1,508,743
Intangible assets, net	-	3,311,293
TOTAL ASSETS	$1,360,468	$5,934,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accruals and other payables	$1,861,519	$1,392,200
Loan payable, other	1,347,035	-
Loans payable, related parties	1,110,884	2,552,565
Stock subscription payables	-	2,000,000
Total current liabilities	4,319,438	5,944,765

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares, 67,007,199 and 64,005,949 shares issued and outstanding as of September 30, 2017 and 2016, respectively	67,007	64,006
Additional paid-in capital	35,475,722	24,691,259
Accumulated deficit	(38,682,546)	(24,988,796)
Accumulated other comprehensive income	180,847	223,369
Total stockholders’ deficiency	(2,958,970)	(10,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,360,468	$5,934,603

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	For the Year
	Ended	Ended
	September 30, 2017	September 30, 2016
Revenues	$92,205	$21,479
Cost of revenues	(16,117)	(4,845)
Gross profit	76,088	16,634

Depreciation and amortization	1,097,046	1,883,985
Research and development	2,146,508	2,591,550
Advertising agency fee	830,755	688,854
Impairment charge on intangible assets	3,009,732	3,321,665
Selling, general and administrative	6,603,091	4,912,502
Loss from operations	(13,611,044)	(13,381,922)

Finance expense	(102)	(62)
Interest income	2,082	1,398
Foreign exchange loss	-	(482,855)
Other income (expenses)	11,821	(7)
Loss before income tax	(13,597,243)	(13,863,448)

Income tax (provision) benefit	(96,507)	49,464
Net loss	(13,693,750)	(13,813,984)

Other comprehensive income (loss)
Foreign currency translation adjustments	(42,522)	108,710
Comprehensive loss	$(13,736,272)	$(13,705,274)

Basic and diluted loss per common share	$(0.21)	$(0.17)

Basic and diluted weighted average common shares outstanding	66,576,911	81,021,012

See accompanying notes to consolidated financial statements

MOXIAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the years ended September 30, 2017 and 2016

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance, September 30, 2015	107,333,472	$107,334	$16,457,910	$(11,174,812)	$114,659	$5,505,091

Issuance of shares	4,095,017	4,095	8,185,926	-	-	8,190,021
Cancellation of shares	(47,422,540)	(47,423)	47,423	-	-	-
Net loss	-	-	-	(13,813,984)	-	(13,813,984)
Foreign currency translation adjustment	-	-	-	-	108,710	108,710

Balance, September 30, 2016	64,005,949	$64,006	$24,691,259	$(24,988,796)	$223,369	$(10,162)

Issuance of shares–Initial public offering	2,501,250	2,501	8,504,921	-	-	8,507,422
Issuance of warrants	-	-	280,042	-	-	280,042
Issuance of shares-Conversion of related party debt	500,000	500	1,999,500			2,000,000
Net loss	-	-	-	(13,693,750)	-	(13,693,750)
Foreign currency translation adjustment	-	-	-	-	(42,522)	(42,522)

Balance, September 30, 2017	67,007,199	$67,007	$35,475,722	$(38,682,546)	$180,847	$(2,958,970)

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,693,750)	$(13,813,984)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,097,046	1,883,985
Impairment charge on intangible assets	3,009,732	3,321,665
Loss on disposition of property and equipment	36,356	482
Bad debt provision	14,677	18,769
Inventory provision	-	20,719
Deferred tax benefits (expenses)	96,507	(49,464)
Changes in operating assets and liabilities:
Restricted cash	64,210	(66,972)
Inventories	6,567	6,568
Prepayments, deposits and other receivables	388,307	415,930
Deferred offering cost	-	(290,234)
Accruals and other payables	431,442	980,632
Net cash used in operating activities	(8,548,906)	(7,571,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48,274)	(333,176)
Purchase of intangible assets	(20,215)	(192,203)
Net cash used in investing activities	(68,489)	(525,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	5,784,137	5,076,636
Repayments of related party loans	(5,897,869)	(1,930,479)
Proceeds from private placement – stock issuance	-	2,657,533
Initial Public Offering proceeds deposited in an indemnification escrow, restricted cash	(500,000)	-
Gross proceeds from Initial Public Offering – stock issuance	10,005,000	-
Direct costs disbursed from Initial Public Offering proceeds	(927,302)	-
Net cash provided by financing activities	8,463,966	5,803,690

Effect of exchange rates on cash and cash equivalents	95,343	(28,540)
Net decrease in cash and cash equivalents	(58,086)	(2,322,133)
Cash and cash equivalents, beginning of year	76,580	2,398,713
Cash and cash equivalents, end of year	$18,494	$76,580

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares for subscription payable	$2,000,000	$-
Reclassification of deferred Initial Public Offering costs to additional paid in capital	$290,234	$-
Warrants issued to placement agents in connection with the Company’s Initial Public Offering	$280,042	$-
Issuance of shares for subscription payment received in 2015	$-	5,505,915
Reclassification of construction in progress to intangible assets	$-	829,862
Related party loans transferred to stock subscription payable	$-	2,000,000

See accompanying notes to consolidated financial statements

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Samoa.

On February 21, 2014, Moxian acquired Moxian Group Limited (“Moxian BVI”), together with its subsidiaries, Moxian (Hong Kong) Limted (“Moxian HK”), Moxian Technology (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and Moxian Malaysia Sdn. Bhd.(“Moxian Malaysia”) through our wholly owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our previous Chief Executive Officer, Tan Meng Dong, is a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”). As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License,”) and in consideration of such License, the Company agreed to pay to REBL (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty.

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

Moxian Shenzhen was invested and wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and is engaged in the business of internet technology, computer software, commercial information consulting

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia was previously in the business of IT services and media advertising but have ceased operations since June 2015..

Shenzhen Moyi Technologies Co., Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China and became a variable interest entity (“VIE”) of Moxian Shenzhen since July 15, 2014. Moxian Shenzhen controls Moyi through arrangement that absorbs operations risk, as if Moyi is a wholly owned subsidiary of Moxian Shenzhen.

On December 18, 2017, the Company entered into a Tripartite Agreement with the original shareholders of Moyi and the new shareholders of Moyi wherein the Company agrees to the transfer o the equity interests of Moyi and all related rights, liabilities and obligations under the Moyi Agreements such that the new shareholders stand in place of the old shareholders in all aspects of the Moyi Agreements.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations (continued)

Moxian Technologies (Beijing) Co., Ltd. (”Moxian Beijing”) was incorporated on December 10, 2015 under the laws of the People’s Republic of China and is a wholly owned subsidiary of Moxian Shenzhen. Moxian Shenzhen made the capital injection of RMB 10 million (approximately USD $1.5 million) to Moxian Beijing during the year ended September 30, 2017.

On January 30, 2015, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly owned subsidiary of REBL (“Moxian IP Samoa”) for $6,782,000 (the “Moxian IP Samoa Purchase Price”) (see Note 9). Moxian IP Samoa owns all the intellectual property rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly owned subsidiary of the Company.

As of September 30, 2017 only Moxian Shenzhen, Moyi and Moxian Beijing have business operations and the other companies are all dormant.

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

On May 24, 2016, the Board of approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-2 (the “Reverse Stock Split”). The Reverse Stock Split was effective on June 20, 2016 (the “Effective Date”). Simultaneously with the Reverse Stock Split, the number of shares of the Company’s authorized Common Stock was reduced from 500,000,000 shares to 250,000,000 shares without changes in par value per share. The Company has retroactively restated all shares and per share data for all the periods presented.

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

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. Pursuant to an Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014, Moxian Shenzhen has the exclusive right to provide to Moyi technical and systems support, marketing consulting services, training for technical personnel and technical consulting services. As payment for these services, Moyi has agreed to pay Moxian Shenzhen a service fee equal to 100% Moyi’s pre-tax profit. In addition, Moxian Shenzhen will also absorb losses from Moyi, if any, based on the service agreement. In accordance with the provisions of ASC 810, the Company has determined that Moyi is a VIE of Moxian Shenzhen and that the Company is the primary beneficiary, and accordingly, the financial statements of Moyi are consolidated into the results of the Company.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016

Current assets	$3,082	$20,565
Non-current assets	-	107,980
Total assets	$3,082	$128,545

Current liabilities	$732,910	$447,653
Non-current liabilities	-	-
Total liabilities	$732,910	$447,653

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2017, the Company’s current liabilities exceeded the current assets by approximately $4.1 million, its accumulated deficit was approximately $38.6 million and the Company has incurred losses since inception.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Going Concern (continued)

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $8.5.0 million after deducting placement agents’ commission and other offering costs, which helps the Company’s cash flow in fiscal 2017. However, as of the date of this report, the Company has utilized all of the IPO proceeds and is not generating sufficient revenue to support its operations. The Company hopes to fund its cash flow shortfalls as follows:

●	Financial support commitments from the Company’s major stockholders and a related party

●	Seeking additional public and/or private issuance of securities.

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or RMB equivalent. Pursuant to the loan agreement, Moxian will issue an unsecured convertible promissory note, which bears the interest rate of 4.75% per annum and due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock with the conversion price of daily average VWAP per share for the 20 consecutive business days prior to the conversion date. As of January 3, 2018, the Company has drawn-down approximately US$610,000 (RMB 6.2 million) of the facility. (See Note 8)

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended September 30, 2017 and 2016 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Risks and Uncertainties

The Company’s operations are substantially carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations maybe substantially influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Level 3-Inputs are unobservable inputs that reflect management’s assumptions based on the best available information.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Fair value of financial instruments (continued)

The carrying value of cash and cash equivalents, prepayments, deposits and other receivables, accruals and other payables, loans from related parties and unrelated party approximate their fair values because of the short-term nature of these instruments.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but not limited to, useful lives of property and equipment, provision for doubtful accounts, intangible assets valuation, inventory valuation, value added recoverable valuation and deferred tax assets valuation. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. As of September 30, 2017 and 2016, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Restricted cash

Restricted cash represented cash held by depository banks in order to comply with the provisions of certain debt agreements, as well as the cash held in an indemnification escrow account pursuant to the financing agreement signed with the placement agents.

The balances held by depository banks are subject to withdrawal restrictions and totaled $65,590 as of September 30, 2016.

Under the terms of the placement agreement, the cash of $500,000 in the escrow account must be kept for a period of two years after the completion of the IPO, therefore, recorded as restricted cash, long-term as of September 30, 2017. On November 9, 2017, $330,000 was released from this account with the approval of the placement agents and the escrow agents.

Inventories

Inventories consist of merchandise and are stated at the lower of cost or market value, and cost is calculated on the moving weighted average basis. The cost of inventories comprises all costs of purchases and other costs incurred in bringing the inventories to their present condition. As of September 30, 2017 and 2016, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price.

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

Deferred offering costs

Deferred offering costs consisted principally of legal, underwriting and registration costs in connection with the IPO of the Company’s ordinary shares. Such costs are deferred until the closing of the offering, at which time the deferred costs are offset against the offering proceeds.

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

Due to the continuing losses from operations with minimal revenues, the Company recognized impairment losses of $3,009,732 and $3,321,665 for the IP rights and other intangible assets during the years ended September 30, 2017 and 2016, respectively.

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

Revenue from advertising is recognized as advertisements are displayed. Revenue from software development services comprises revenue from time and material and fixed price contracts. Revenue from time and material contracts are recognized as related services are performed. Revenue on fixed price contracts is recognized in accordance with percentage of completion method of accounting.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.  The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2017 and 2016, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of September 30, 2017, the tax years ended December 31, 2011 through to December 31, 2016 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Foreign currency transactions and translation

The reporting currency of the Company is United States Dollars (the “USD”) and the functional currency of Moxian Shenzhen, Moyi and Moxian Beijing is Renminbi (the “RMB”).The functional currency of Moxian HK is Hong Kong Dollar (the “HKD”), and the functional currency of Moxian Malaysia is Malaysia Ringgit (the “RM”).

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, USD so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficiency. Translation loss of $42,522 and translation gain of $108,710 are recognized in the statements of operations and comprehensive loss for the years ended September 30, 2017 and 2016, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2017	September 30, 2016
RMB:USD	6.6549	6.6702
HKD:USD	7.8116	7.7550
RM:USD	4.2225	4.1356

Items in the statements of operations and comprehensive loss, and statements cash flows:

	Years Ended September 30,
	2017	2016
RMB:USD	6.8135	6.5326
HKD:USD	7.7799	7.7605
RM:USD	4.3418	4.1337

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other related expenses associated with product development. Research and development expenses also include third-party development, programming costs, and localization costs incurred to translate software for local markets. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached. Once technological feasibility is reached, such costs are capitalized and amortized as part of the cost of revenue over the estimated lives of the products.

Loss per share

Basic loss per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive. Due to the Company’s net loss for the years ended September 30, 2017 and 2016, the basic and diluted loss per share are same for the years ended September 30, 2017 and 2016.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is not permitted. The Company is currently assessing the impact of ASU 2014-09. No significant impact is expected upon the adoption of the new guidance at the time of adoption based upon outstanding contracts at the time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU will not have any impact to the Company’s consolidated financial statements as the Company did not have any interest held through related parties with common control.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Recent accounting pronouncements (continued)

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on the statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On May 16, 2017, the FASB issued ASU No. 2017-10 in response to a consensus reached by the EITF at its March 2017 meeting. The ASU addresses “diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of ASC 853” by “clarifying that the grantor is the customer of the operation services in all cases for those arrangements.” The amendments also allow for a “more consistent application of other aspects of the revenue guidance, which are affected by this customer determination.” For entities that have not yet adopted ASC 606, the effective date is aligned with that for ASC 606. For public business entities that have adopted ASC 606, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For most other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Recent accounting pronouncements (continued)

On October 2, 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

3.	Prepayments, deposits and other receivables, net

	September 30, 2017	September 30, 2016

Prepayments to suppliers	$57,551	$19,496
Rental and other deposits	107,040	107,994
Employee advances and others	21,393	20,093
Sub total	185,984	147,583
Less: allowance for doubtful accounts	(33,436)	(18,559)
Prepayments, deposits and other receivable, net	$152,548	$129,024

The bad debt provision for the years ended September 30, 2017 and 2016 was $14,677 and $18,769, respectively.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and equipment, net

	September 30, 2017	September 30, 2016

Electronic equipment	$2,333,401	$2,300,666
Furniture and fixtures	80,780	86,029
Leasehold improvements	361,544	397,443
Total property and equipment	2,775,725	2,784,138
Less: Accumulated depreciation and amortization	(2,089,429)	(1,275,395)
Total property and equipment, net	$686,296	$1,508,743

Depreciation and amortization for the years ended September 30, 2017 and 2016 were $818,888 and $890,715, respectively.

5.	Intangible assets, net

As of September 30, 2017 and 2016, the Company has the following amounts related to intangible assets:

	September 30, 2017	September 30, 2016

IP rights	$1,410,335	$3,460,335
Other intangible assets	394,883	1,376,122
	1,805,218	$4,836,457
Less: accumulated amortization	(1,805,218)	(1,525,164)
Net intangible assets	$-	$3,311,293

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended September 30, 2017 and 2016 totaled $278,158 and $993,270, respectively.

Due to the continuing losses from operations, the Company recognized an impairment loss of $3,009,732 and $3,321,665 for the IP rights and other intangible assets for the years ended September 30, 2017 and 2016.

6.	Accruals and other payables

	September 30, 2017	September 30, 2016

Salary payable	$379,902	$257,942
Advances from customers	61,078	19,767
Other tax payable	28,625	17,969
Accrued expenses	1,275,466	1,068,813
Other payables	116,448	27,709
Total	$1,861,519	$1,392,200

7.	Loan payable, other

On May 15, 2017, the Company and Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company on an as needed basis to support the Company’s working capital. Any withdrawal from this line is non-interest bearing and shall be repaid on demand and before the maturity date of the line of credit. The maturity date of the unsecured line of credit is May 15, 2018. As of September 30, 2017, the loan payable balance to Bayi was $1,347,035.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances

The table below sets forth the entities that are regarded as related parties having transactions for the year ended September 30, 2017 and of the balances as of September 30, 2017 and 2016, respectively.

Name	Relationship with the Company
Jet Key Limited (“Jet Key”)	A below 1% shareholder of the Company as of September 30, 2016. Not a shareholder as of September 30, 2017
Shenzhen Bayi Consulting Co. Ltd. (“Bayi”)	A below 5% shareholder of the Company as of September 30, 2016. Not a shareholder as of September 30, 2017
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A below 5% shareholder of the Company
Zhang Xin	A below 1% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center Limited Partnership (“Xinhua”)	A Shareholder of the Company
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd (“Zhongtou”)	Affiliated company of Xinhua
Hao Qing Hu	Chief Executive Officer and Director of the Company
Vertical Venture Capital Group Limited	A below 5% shareholder of the Company
Zhang Ying	A below 1% shareholder of the Company
Liu Shu Juan	A director of the Company and legal representative of Shanghai Shewn Wine Co. Ltd.

Details of stock subscription payables are as follows:

Nature and Company	September 30,2017	September 30, 2016

Bayi	$-	$1,434,189
Moxian China Limited	-	565,811
	$-	$2,000,000

On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payable in accordance to the note conversion agreements signed on September 7, 2016 (see note 9).

Details of loans payable (receivable) – related parties are as follows:

Nature and Company	September 30,2017	September 30, 2016
Loan payable – related parties
Bayi ( see Note 9)	$-	$543,655
Vertical Venture Capital Group Limited	1,133,228	914,014
Moxian China Limited ( see Note 9)	-	170,714
Jet Key	-	206,780
Ace Keen	-	98,473
Hao Qing Hu	-	10,562
Zhang Xin	-	98,969
Zhongtou	-	16,161
Xinhua	(24,042)	493,237
Zhang Ying	1,698	-
	$1,110,884	$2,552,565

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (continued)

For the year ended September 30, 2017, the Company made repayments, net of borrowings, aggregating $113,732 to related parties.  For the year ended September 30, 2016, the Company obtained additional borrowings, net of repayments, aggregating $3,146,157 from related parties.

The loans and advances made by the related parties to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia and are unsecured, interest free and due on various dates specified on the loan agreements.

During the year to September 30, 2017, details of the related party transactions are as follows:

Bayi

	Borrowings	Repayments

Moxian Shenzhen	$3,928,164 (RMB 26,764,695)	$3,328,102 (RMB 22,676,148)
Moyi	$96,866 (RMB 660,000)	$96,866 (RMB 660,000)
Moxian HK	$190,233 (HKD 1,479,990)

As of September 30, 2017 and 2016, the loan payable balance to Bayi was $1,347,035 and $543,655, respectively. As of September 30, 2017, Bayi was no longer a related party of the Company since Bayi is no longer a shareholder of the Company. As a result, the loan payable of $1,347,035 to Bayi was recorded separately on the Company’s consolidated balance sheets (see Note 7).

Vertical Venture

	Borrowings	Repayments

Moxian HK	$552,298 (HKD 4,296,810)	$1,335,990 (HKD10,393,844)
Moxian SZ	$987,739 (RMB 6,730,000)

As of September 30, 2017 and 2016, the loan payable balance to Vertical Venture was $1,133,228 and $914,014, respectively.

Moxian China Limited

During the year ended September 30, 2017, Moxian Malaysia received a repayment from Moxian China Limited in aggregate of $97,138 (RM 421,750). In addition, Moxian HK repaid $271,822(HKD 2,114,739) to Moxian China Limited. As of September 30, 2017 and 2016, the loan payable balance to Moxian China Limited was $Nil and $170,714, respectively.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (continued)

Jet Key

During the year ended September 30, 2017, Moyi repaid $74,851 (RMB 510,000) to Jet Key and Moxian Malaysia repaid $124,132 (RM 538,950) to Jet Key. As of September 30, 2017 and 2016, the balance due to Jet Key was $Nil and $206,780, respectively. The balance bears no interest and is due on demand. As of September 30, 2017, Jet Key was no longer a related party of the Company due to Jet Key being no longer a shareholder of the Company.

Ace Keen

	Borrowings	Repayments

Moxian HK	$17,914 (HKD 139,370)	$93,656 (HKD 728,629)
Moyi	-	$22,015 (RMB 150,000)

As of September 30, 2017 and 2016, the loan payable balance to Ace Keen was $Nil and $98,473, respectively.

Hao Qing Hu

During the year ended September 30, 2017, Moxian Beijing received advances from Hao Qing Hu in aggregate of $10,923 (RMB 74,423) without interest and due on demand. During the year ended September 30, 2017, Moxian Beijing repaid $21,262 (RMB 144,871) to Hao Qing Hu. As of September 30, 2017 and 2016, the loan payable balance to Hao Qing Hu was $Nil and $10,562, respectively.

Zhang Xin

During the year ended September 30, 2017, Moxian HK repaid $98,652 (HKD 767,500) to Zhang Xin. As of September 30, 2017 and 2016, the loan payable balance to Zhang Xin was $Nil and $98,969, respectively.

Zhongtou

During the year ended September 30, 2017, Moxian Beijing repaid $15,821 (RMB 107,800) to Zhongtou. As of September 30, 2017 and 2016, the loan payable balance to Zhongtou was $Nil and $16,161, respectively.

Xinhua

During the year ended September 30, 2017, Moxian Beijing repaid $108,607 (RMB 740,000) to Xinhua and Moxian Shenzhen repaid $374,255 (RMB 2,550,000) to Xinhua. As of September 30, 2017 and 2016, the Company had loan receivable balance of $24,042 and loan payable balance of $493,237 with Xinhua, respectively. The balance bears no interest and is due on demand.

Zhang Ying

During the year ended September 30, 2017, Moxian Beijing received $1,659 (RMB 11,301) from Zhang Ying. As of September 30, 2017 and 2016, the loan payable balance to Zhang Ying was $1,698 and $Nil, respectively. The balance bears no interest and is due on demand.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (continued)

Liu Shu Juan

On November 10, 2017,  the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or RMB equivalent. Pursuant to the loan agreement, Moxian will issue an unsecured convertible promissory note, which bears the interest rate of 4.75% per annum and due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares   of the Company’s common stock with the conversion price of daily average volume weighted average price per share for the 20 consecutive business days prior to the conversion date. As of January 3, 2018, the Company has drawn-down approximately US$610,000 (RMB 6.2 million) of the facility. (see Note 12).

9.	Capital stock

Note Conversion

On September 7, 2016, the Company entered into two note conversion agreements with Bayi and Moxian China Limited. The note conversion agreements permitted the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of the Company’s common stock at the IPO price. The Company announced a successful completion of its IPO on November 14, 2016 with an IPO price of $4.00 per share. As of September 30, 2016, the Company included the $2 million worth of shares to be issued as stock subscription payable in accordance with ASC 480-10-25-14. On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payables in accordance to the note conversion agreements signed on September 7, 2016 (see Note 8).

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

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Capital stock (continued)

Public Offering Warrants

In connection with and upon closing of the Public Offering on November 14, 2016, the Company issued warrants equal to four percent (4%) of the shares issued in the Public Offering, totaling 100,050 units to the placement agents for the offering. The warrants carry a term of five years, and shall not be exercisable for a period of nine months from the closing of the Public Offering and shall be exercisable at a price equal to $4.60 per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ deficiency.

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042.  The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of September 30, 2017, 100,060 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

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

As of September 30, 2017, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

10.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax. As of September 30, 2017, future net operating losses of approximately $8.8 million are available to offset future operating income through 2036.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2017 and 2016, and therefore, Moxian HK was not subject to Hong Kong profits tax.

Malaysia

Moxian Malaysia did not have taxable income for the years ended September 30, 2017 and 2016. The management estimated that Moxian Malaysia will not generate any taxable income in the future.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

As of September 30, 2017, the Company had net operating loss carry forwards of approximately of $19.2 million in PRC tax Jurisdiction, which expires in the years 2018 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2017. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2017.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to September 30, 2016.

The Company’s effective income tax rates were 0.7% and 0.4% for the years ended September 30, 2017 and 2016, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	September 30, 2017	September 30, 2016

U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0%)	(34.0%)
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(24.3%)	(25.4%)
Effective tax rate	0.7%	(0.4%)

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of September 30, 2017. As of September 30, 2016, the Company had a deferred tax asset of $98,581, resulting from certain net operating losses in PRC.

As of September 30, 2017 and 2016, the valuation allowance was approximately $9.0 million and $5.8 million, respectively. For the years ended September 30, 2017 and 2016, there was an increase of $3,254,146 and $3,317,683 of in the valuation allowance.

	September 30, 2017	September 30, 2016

Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$5,876.564
Valuation allowance	(9,032,129)	(5,777,983)
Deferred tax asset, net	$-	$98,581

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2017 and 2016 were $652,315 and $695,093 respectively. As of September 30, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended September 30,

2018	$556,471
2019	213,132
Total minimum lease payments	$769,603

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expire on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua New Media for both the agency agreement and sponsor agreement during the year ended December 31, 2017. The fees payable under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. The amended payment schedule as of December 31, 2017 for the exclusive agency agreement and sponsor agreement is listed below:

For the twelve months ended
September 30, 2018	$1,596,433
September 30, 2019	1,467,666
September 30, 2020	1,467,666
September 30, 2021	366,917
Total payments	$4,898,682

For the years ended September 30, 2017 and 2016, the Company recorded $830,755 and $688,854 in advertising agency fee expense, respectively. For the years ended September 30, 2017 and 2016, the Company recorded sponsor fee of $253,842 and $314,341, respectively and included in the selling, general and administrative expense.

Legal Proceeding

As of September 30, 2017, the Company is not aware of any material outstanding claim and litigation against them.

12.	Subsequent events

On November 10, 2017, the board of directors approved and authorized the Company to enter into a $1 million convertible note agreement with one of the Company’s directors to help finance its operations. Pursuant to the agreement, Moxian will issue an unsecured convertible promissory note, which bears the interest rate of 4.75% per annum and due in one year. The director has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock with the conversion price of volume weighted average price per share for the 20 consecutive business days prior to the conversion date. As of January 3, 2018, the Company has drawn-down approximately US$610,000 (RMB 6.2 million) of the facility.

On December 18, 2017 the Company entered into a Tripartite Agreement with the original shareholders of Moyi and the new shareholders of Moyi, wherein the Company agreed to the transfer of the equity interests of Moyi and all related rights, liabilities and obligations under the Moyi Agreements such that the new shareholders stand in place of the old shareholders in all aspects of the Moyi Agreements.

On January 8, 2018, the Company's Board of Directors determined that it was appropriate to terminate such Moyi Agreements as the original Moyi Agreements had executed and to execute substantially similar Moyi Agreements with the New Moyi Shareholders. Because the Exclusive Business Cooperation Agreement did not include the Original Moyi Shareholders as a party, it has not been terminated. The Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were officially terminated as to the Original Moyi Shareholders as of January 8, 2018 and new Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were entered into with the New Moyi Shareholders at the same date. The parties' intent throughout has been to maintain control of Moyi by Shenzhen Moxian and, by extension, the Company.

