Form 10-Q
period 2017-12-31
Moxian, Inc.
filed 2018-02-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

As of February 9, 2018, the registrant had 67,007,199 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2017	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,761	$18,494
Restricted cash	170,000	-
Inventories	153	3,130
Prepayments, deposits and other receivables, net	130,207	152,548
Total current assets	384,121	174,172

Restricted cash, long-term	-	500,000
Property and equipment, net	498,139	686,296
TOTAL ASSETS	$882,260	$1,360,468

LIABILITIES AND STOCKHOLDERS’ Deficiency
CURRENT LIABILITIES
Accruals and other payables	$2,230,553	$1,861,519
Loan payable – other	1,373,186	1,347,035
Loans payable – related parties	2,206,084	1,110,884
Total current liabilities	5,809,823	4,319,438

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 67,007,199 and 67,007,199 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	67,007	67,007
Additional paid-in capital	35,475,722	35,475,722
Accumulated deficiency	(40,561,829)	(38,682,546)
Accumulated other comprehensive income	91,537	180,847
Total stockholders’ deficiency	(4,927,563)	(2,958,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$882,260	$1,360,468

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended December 31,
	2017	2016

Revenues	$61,086	$9,968
Cost of revenues	(10,067)	(1,002)
Gross Profit	51,019	8,966

Depreciation and amortization	200,372	349,274
Research and development	263,554	697,440
Selling, general and administrative	1,482,842	1,766,099
Loss from operations	(1,895,749)	(2,803,847)

Other income, net	16,466	844
Loss before income tax	(1,879,283)	(2,803,003)

Income tax expense	-	-
Net loss	(1,879,283)	(2,803,003)

Other comprehensive loss
Foreign currency translation adjustments	(89,310)	(331,588)
Comprehensive loss	$(1,968,593)	$(3,134,591)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	67,007,199	65,297,803

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,879,283)	$(2,803,003)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	200,372	349,274
Bad debt provision	21,398	-
Loss on disposition of property and equipment	78	11,275
Changes in operating assets and liabilities:
Restricted cash	-	(800)
Inventories	2,977	5,497
Prepayments, deposits and other receivables	33,316	(75,870)
Accruals and other payables	298,924	(549,481)
Net cash used in operating activities	(1,322,218)	(3,063,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(11,181)
Net cash used in investing activities	-	(11,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	1,165,370	2,678,126
Repayment of related party loans	(110,973)	(5,067,483)
Gross proceeds from IPO – stock issuance	-	10,005,000
IPO proceeds (deposited in) released from an indemnification escrow, restricted cash	330,000	(500,000)
Direct costs disbursed from IPO proceeds	-	(927,303)
Net cash provided by financing activities	1,384,397	6,188,340

Effect of exchange rates on cash and cash equivalents	3,088	(243,230)
Net increase in cash and cash equivalents	65,267	2,870,821
Cash and cash equivalents, beginning of period	18,494	76,580
Cash and cash equivalents, end of period	$83,761	$2,947,401

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities
Reclassification of deferred IPO costs to additional paid in capital	$-	$290,234
Warrants issued to placement agents in connection with the Company’s IPO	$-	$280,042
Unpaid IPO costs included in accruals and other payables	$-	$25,000

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

Moxian, Inc. (“the Company”) was incorporated in the State of Nevada on October 12, 2010 and was formerly known as SECURE NetCheckIn Inc. The Company is in the business of offering a cloud-based scheduling and notification product for the medical industry. The Company changed its name to Moxian China, Inc. on December 13, 2013 and to Moxian, Inc. on July 19, 2015.

The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform. The Company is currently devoting its efforts to develop mobile applications on an online platform that facilitates the small to medium size businesses to attract more clients. The Company’s ability to generate sufficient funds to meet its working capital requirements is dependent upon its ability to develop additional sources of capital, develop apps and websites, generate servicing income, and ultimately, achieve profitable operations (see Note 2).

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

On December 18, 2017, the Company entered into a Tripartite Agreement with the original shareholders of Moyi and the new shareholders of Moyi wherein the Company agrees to the transfer the equity interests of Moyi and all related rights, liabilities and obligations under the Moyi Agreements such that the new shareholders stand in place of the old shareholders in all aspects of the Moyi Agreements.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Moyi, which is owned solely by Chinese shareholders, has been granted an Internet Content Provider license (“ICP License”). Businesses in China that are engaged in the business of Internet information services, including online advertisement and e-commerce services, are required to obtain an ICP License. Due to Chinese regulatory restrictions on foreign investments in the Internet sector, we operate our marketing platform and conduct our business through Moyi pursuant to the Moyi Agreements. Under the Moyi Agreements, Moyi will be treated as a variable interest entity in which the Company does not have direct or controlling equity interest but the historical financial results of such entity will be consolidated in our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

Due to the transfer of interests from the Original Moyi Shareholders to the New Moyi Shareholders, the Company's Board of Directors determined that it was appropriate to terminate such Moyi Agreements and to execute substantially similar agreements with the New Moyi Shareholders. Because the Exclusive Business Cooperation Agreement did not include the Original Moyi Shareholders as a party, it has not been terminated. The Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were officially terminated as to the Original Moyi Shareholders as of January 8, 2018 and a new Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were entered into with the New Moyi Shareholders at the same date. The parties' intent throughout has been to maintain control of Moyi by Shenzhen Moxian and, by extension, the Company.

Moxian Technologies (Beijing) Co., Ltd. (“Moxian Beijing”) was incorporated on December 10, 2015 under the laws of the People’s Republic of China as a wholly-owned subsidiary of Moxian Shenzhen. Moxian Beijing is engaged in the business of internet technology, computer software, and commercial information consulting.

On November 14, 2016, the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The net proceeds from the offering were approximately $8.5 million after deducting placement agents' commissions and other offering expenses. In connection with the offering, the Company's common stock began trading on the NASDAQ Capital Market on November 15, 2016 under the symbol "MOXC".

On January 30, 2018, a wholly-owned subsidiary of Moxian Shenzhen, Moxian Information Technologies (Shanghai) Co. Ltd. (“Moxian Shanghai”) was incorporated under the laws of the People’s Republic of China. Moxian Shanghai will extend the business operations of the Company to Shanghai, China.

As of December 31, 2017 only Moxian Shenzhen, Moyi and Moxian Beijing have business operations and the other companies are all dormant.

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

The unaudited interim condensed consolidated financial information as of December 31, 2017 and for the three months ended December 31, 2017 and 2016 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2017, previously filed with the SEC on January 8, 2018.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of December 31, 2017 and its unaudited condensed consolidated results of operations for three months ended December 31, 2017 and 2016, and its unaudited condensed consolidated cash flows for the three months ended December 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017

Current assets	$2,853	$3,082
Non-current assets	-	-
Total assets	$2,853	$3,082

Current liabilities	$768,881	$732,910
Non-current liabilities	-	-
Total liabilities	$768,881	$732,910

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2017, the Company’s current liabilities exceeded the current assets by approximately $5.4 million, its accumulated deficit was approximately $40.5 million and the Company has incurred losses since inception.

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $8.5 million after deducting placement agents’ commission and other offering costs. However, as of the date of this report, the Company has utilized all of the IPO proceeds and is not generating sufficient revenue to support its operations. The Company hopes to fund its cash flow shortfalls as follows:

•	Financial support commitments from the Company’s major stockholders and a related party; and

•	Seeking additional public and/or private issuance of securities.

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or RMB equivalent. Pursuant to the loan agreement, Moxian will issue an unsecured convertible promissory note, which bears an interest rate of 4.75% per annum and is due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock with the conversion price of the daily average price per share for the 20 consecutive business days prior to the conversion date. As of December 31, 2017, the Company has drawn down approximately $1,069,787 of the facility. (See Note 8)

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern.

The unaudited condensed consolidated financial statements for the three months ended December 31, 2017 have been prepared on a going concern basis due to the Company’s expectation that it may be able to receive further financial support from its major stockholders and related parties. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Risks and Uncertainties

The Company’s operations are substantially carried out in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations may be substantially influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Restricted cash

Restricted cash represents cash held in an indemnification escrow account pursuant to the financing agreement signed with the placement agents.

Under the terms of the placement agreement, $500,000 in cash funded an escrow account for a period of two years after the completion of the IPO; this amount was recorded as restricted cash, long-term as of September 30, 2017. On November 9, 2017, $330,000 was released from this escrow account with the approval of the placement agents and the escrow agents.

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

Due to the continuing losses from operations with minimal revenues, the Company recorded a valuation reserve against its remaining intangible assets in 2017.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses.  The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2017 and September 30, 2017, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of December 31, 2017, the tax years ended December 31, 2011 through December 31, 2016 (and the tax year ending December 31, 2017 once such return is filed) for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	December 31, 2017	September 30, 2017
RMB:USD	6.5074	6.6549
HKD:USD	7.8153	7.8116
RM:USD	4.0636	4.2225

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Three Months Ended December 31,
	2017	2016
RMB:USD	6.6133	6.8343
HKD:USD	7.8081	7.7576
RM:USD	4.1591	4.3269

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other related expenses associated with product development. Research and development expenses also include third-party development, programming costs, and localization costs incurred to translate software for local markets. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached. Once technological feasibility is reached, such costs are capitalized and amortized as part of the cost of revenue over the estimated lives of the product.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Recent accounting pronouncements (continued)

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on the statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated statements of cash flows.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	December 31, 2017	September 30, 2017

Prepayments to suppliers	$39,187	$57,551
Rental and other deposits	109,467	107,040
Employee advances and others	37,609	21,393
Sub total	186,263	185,984
Less: allowance for doubtful accounts	(56,056)	(33,436)
Prepayments, deposits and other receivables, net	$130,207	$152,548

The bad debt provision for the three months ended December 31, 2017 and 2016 was $21,398 and $Nil, respectively.

4.	Property and equipment, net

	December 31, 2017	September 30, 2017

Electronic equipment	$2,404,310	$2,333,401
Furniture and fixtures	88,162	80,780
Leasehold improvements	369,740	361,544
Total property and equipment	2,862,212	2,775,725
Less: Accumulated depreciation and amortization	(2,364,073)	(2,089,429)
Total property and equipment, net	$498,139	$686,296

Depreciation and amortization for the three months ended December 31, 2017 and 2016 were $200,372 and $210,788, respectively.

5.	Intangible assets

	December 31, 2017	September 30, 2017

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017. Amortization expense for the three months ended December 31, 2017 and 2016, totaled $Nil and $138,486, respectively.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Accruals and other payables

	December 31, 2017	September 30, 2017

Salary payable	$276,497	$379,902
Advances from customers	91,700	61,078
Other tax payable	11,505	28,625
Accrued expenses	1,321,764	1,275,466
Other payables	529,087	116,448
Total	$2,230,553	$1,861,519

7.	Loan payable, other

On May 15, 2017, the Company and Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company on an as needed basis to support the Company’s working capital. Any withdrawal from this line is non-interest bearing and shall be repaid on demand and before the maturity date of the line of credit. The maturity date of the unsecured line of credit is May 15, 2018. As of December 31, 2017 and September 30, 2017, the loan payable balance to Bayi was $1,373,186 and 1,347,035, respectively. When the line of credit agreement was entered and funded, Bayi was a related party of the Company; as of the time of this report, Bayi is no longer a related party.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances

The table below sets forth related parties having transactions during the three months ended December 31, 2017 and balances as of December 31, 2017 and September 30, 2017, respectively.

Name	Relationship with the Company
Ace Keen Limited (“Ace Keen”)	A below 1% shareholder of the Company
Moxian China Limited	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd (“Zhongtou”)	Affiliated company of Xinhua
Vertical Venture Capital Group Limited	A below 5% shareholder of the Company
Zhang Ying	A below 1% shareholder of the Company as of September 30, 2017. Not a shareholder as of December 31, 2017
Liu Shu Juan	A director of the Company and legal representative of Shanghai Shewn Wine Co. Ltd.

On January 3, 2017, the Company issued 500,000 shares of its common stock to Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payable in accordance to the note conversion agreements signed on September 7, 2016 (See note 9). As of September 30, 2017, Bayi was no longer a related party of the Company because Bayi is no longer a shareholder of the Company.

Details of loans payable (receivable) – related parties are as follows:

Nature and Company	December 31,2017	September 30, 2017
Loan payable – related parties
Vertical Venture Capital Group Limited	$1,160,884	$1,133,228
Xinhua	(24,587)	(24,042)
Liu Shu Juan	1,069,787	-
Zhang Ying	-	1,698
	$2,206,084	$1,110,884

For the three months ended December 31, 2017, the Company obtained additional borrowings, net of repayments, aggregating $1,054,397 from related parties. For the three months ended December 31, 2016, the Company made repayments, net of borrowings, aggregating $2,389,357 to related parties.

The loans and advances made by the related parties to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia and are unsecured, interest free and due on various dates specified on the loan agreements except for the loans from Liu Shu Juan.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (Continued)

Liu Shu Juan

On November 10, 2017, the board of directors approved and authorized the Company to enter into a $1 million convertible note agreement with Liu Shu Juan to help finance its operations. Pursuant to the agreement, Moxian will issue an unsecured convertible promissory note, which bears an interest rate of 4.75% per annum and due in one year. Liu Shu Juan has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock with the conversion price of volume weighted average price per share for the 20 consecutive business days prior to the conversion date. As of December 31, 2017, the Company has drawn down $1,069,787 of the facility.

Subsequent to December 31, 2017, the Company has received unsecured and interest free loans of approximately $1.479 million from Liu Shu Juan as of February 14, 2018.

MOXIAN, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Capital stock

Public Offering Warrants

In connection with and upon closing of the Public Offering on November 14, 2016, the Company issued warrants (the “Public Offering Warrants”) equal to four percent (4%) of the shares issued in the Public Offering, totaling 100,050 units, to the placement agents for the offering. The warrants carry a term of five years, and shall not be exercisable for a period of nine months from the closing of the Public Offering and shall be exercisable at a price equal to $4.60 per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of additional paid-in capital.

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042.  The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of December 31, 2017, 100,050 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

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

As of December 31, 2017, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

MOXIAN, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of December 31, 2017, future net operation losses of approximately $8.8 million are available to offset future operating income through 2036.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have to remeasure our deferred tax assets on net operating loss carryforward in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of December 31, 2017.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three months ended December 31, 2017 and 2016, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

Moxian Malaysia did not have taxable income for the three months ended December 31, 2017 and 2016. Management estimated that Moxian Malaysia will not generate any taxable income in the future.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

As of December 31, 2017, the Company had net operating loss carry forwards of approximately of $21.4 million in PRC tax jurisdiction, which expires in the years 2018 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to December 31, 2017. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to December 31, 2017.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to December 31, 2017.

MOXIAN, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (Continued)

The Company’s effective income tax rates were 0% and 0.7% for the three months ended December 31, 2017 and for the year ended September 30, 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	December 31, 2017	September 30, 2017

U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(24.3)%
Effective tax rate	0%	0.7%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of December 31, 2017 and September 30, 2017, respectively.

As of December 31, 2017 and September 30, 2017, the valuation allowance was approximately $8.5 million and $9.0 million, respectively. For the three months ended December 31, 2017 and 2016, there was a decrease of $542,267 and increase of $639,868 in the valuation allowance.

	December 31, 2017	September 30, 2017

Deferred tax asset from net operating loss and carry-forwards	$8,489,862	$9,032,129
Valuation allowance	(8,489,862)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended December 31, 2017 and 2016 were $161,564 and $168,830, respectively.

On January 12, 2018, Moxian Shenzhen signed a 5 year lease agreement to rent office buildings located in Pudong New District, Shanghai, China, as the research and development centre for the Company’s newly incorporated subsidiary, Moxian Information Technologies (Shanghai) Co. Ltd. (“Moxian Shanghai”) (See Note 12). The average annual rent is approximately $683,522 (RMB4.52 million).

As of December 31, 2017, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending December 31,
2018	$721,020
2019	813,121
2020	655,993
2021	679,608
2022 and thereafter	1,164,709
Total minimum lease payments	$4,034,451

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expire on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua News Media for both the agency agreement and sponsor agreement during the three months period ended December 31, 2016. The fees payable under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. The amended payment schedule as of December 31, 2017 for the exclusive agency agreement and sponsor agreement is listed below:

For the Twelve Months Ended
December 31, 2018	$1,520,038
December 31, 2019	1,512,098
December 31, 2020	1,512,098
Total agency payments	$4,544,234

For the three months ended December 31, 2017 and 2016, the Company incurred $373,360 and $Nil advertising agent fee expense, respectively. For the three months ended December 31, 2017 and 2016, the Company incurred $106,988 and $Nil sponsor expense, respectively and included in the selling, general and administrative expense.

Legal Proceeding

As of December 31, 2017, the Company is not aware of any material outstanding claim and litigation against them.

MOXIAN, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Subsequent events

On January 30, 2018, a wholly-owned subsidiary of Moxian Shenzhen, Moxian Information Technologies (Shanghai) Co. Ltd. (“Moxian Shanghai”) was incorporated under the laws of the Peoples’ Republic of China. This new company will extend the business operations of the Company to Shanghai, China.

On January 12, 2018, Moxian Shenzhen signed a 5 year lease agreement to rent office buildings located in Pudong New District, Shanghai, China, as the research and development centre for the Company’s newly incorporated subsidiary, Moxian Shanghai. The lease has a term of 5 years from August 1, 2018 to July 31, 2023 with 6 month rent free period from February 1, 2018.

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

The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of

(i)	Moxian, Inc., a company incorporated under the laws of Nevada;
(ii)	Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”),
(iii)	Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”);
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

Moxian principally operates in Shenzhen and Beijing. As of December 31, 2017, we had a total of 97 employees, of which 44 are in research and development, 20 in sales and marketing and the balance in other functions, including finance and administration.

Going Concern

As of December 31, 2017, and September 30, 2017, our accumulated deficiency was approximately $40.6 million and $38.7 million, respectively. Our stockholders’ deficit was $4.93 million as of December 31, 2017 and our stockholders’ deficit was $2.96 million as of September 30, 2017.

We have generated $61,086 and $9,968 in revenue for the periods ended December 31, 2017 and 2016, respectively. Our losses have principally been attributed to a lack of recurrent revenue while operating overhead such as selling, general and administrative, advertising agency fees, depreciation and amortization and research and development expenses are recurring.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the period ended December 31, 2017 have been prepared on a going concern basis due to the Company’s expectation of further financial support from its major shareholders and related parties. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations

For the three months ended December 31, 2017 compared with the three months ended December 31, 2016

Overview

In August, 2017 the Company signed a Memorandum of Understanding with Shewn International Group (“SIG”) for mutual co-operation on a number of business initiatives. In the quarter ended December 31, 2017, staff from Shanghai Shewn Wine Co. Ltd., an affiliated company of SIG, began to work closely with their counterparts in Moxian on a number of specific projects, with a focus on ease of use and customer-friendly features of our APPs. Since the main development work on the Moxian platform is complete, there was a reduced demand for software engineers and developers in the Company. At the same time, there was an intensive exercise to review the marketability of the apps developed so far by the Company. During this period of review, sales activities were kept to a minimum. The result is that the manpower level in Moxian is greatly reduced, as reflected in the lower expenditures across the board.

Revenues

The Company had revenues of $61,086 in the three months ended December 31, 2017 compared to $9,968 generated in the three months ended December 31, 2016. The higher revenue was the result of the sale of several tailored-made application packages that the Company developed at the request of its clients. Because much of this revenue was from one-off projects, the Company is unable to predict whether it will receive revenue from similar projects in future periods.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 and 2016 were approximately $1.9 million and $2.8 million respectively.

Selling, general and administrative expenses for the three months ended December 31, 2017 and 2016 were $1,482,842 and $1,766,099 respectively. The lower level of such expenses were because of a reduced employees in the sales and marketing department. In the three months to December 31, 2016, the Beijing operation took on additional sales staff as part of a marketing campaign. There were also one-off costs relating to the IPO of the Company in 2016.

The research and development expenses for the three months ended December 31, 2017 and 2016 were $263,554 and $697,440, respectively. As explained above, the main development work on the Moxian platform has been completed so there was not as much demand for software developers in the quarter ended December 31, 2017.

Depreciation and amortization expenses for the three months period ended December 2017 and 2016 were $200,372 and $349,274 respectively. The decrease in depreciation and amortization expense in the three months ended December 31, 2017 was because a full allowance has been made for the impairment of intangible assets in an earlier period.

We expect that our operating expenses will stabilize at this level in the coming quarters.

Net Loss

Net loss for the three months period ended December 31, 2017 and 2016 were approximately $1.9 million and $2.8 million respectively.

Liquidity and Capital Resources

As of December 31, 2017, we had working capital deficit of $5.4 million as compared to $4.1 million as of September 30, 2017.

Net cash used in operating activities for the three months ended December 31, 2017 was approximately $1.3 million as compared to net cash used in operating activities of approximately $3.1 million in the three months ended December 31, 2016. The decrease in cash used in operating activities for the three months ended December 31, 2017 was mainly due to the reduced expenses and the lower losses of the Company.

Net cash used in investing activities for the three months ended December 31, 2017 was $Nil as compared to $11,181 for the three months ended December 31, 2016 as there was no spending in this period.

Net cash provided by financing activities for the three months ended December 31, 2017 was approximately $1.4 million as compared to $6.2 million for the three months ended December 31, 2016. During the three months’ period ended December 31, 2017, there was a loan of $1.2 million from related parties and a release of $330,000 from the escrow account maintained after the completion of the IPO.

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

Following this strategic review and collaboration with Shewn, the Company expects to launch new apps in the market to increase its sales revenue gradually over the course of fiscal year 2018. However, if the revenue does not reach the level anticipated in the Company’s plan, the Company expects to fund any cash flow shortfalls as follows:

●	Financial support commitments from the Company’s major stockholders and a related party; and

●	Public and/or private issuance of our securities.

If we are not able to obtain the necessary funding on a timely basis, on acceptable terms, or at all, we may be unable to implement operational plans, repay our debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on our business, prospects, financial condition and results of operations and raise concerns on the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of December 31, 2017, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

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

(3)	Reviewed and documented several key operating cycles of the Company, ensuring that there are sufficient internal controls at key points and segregation of important duties.

(4)	Designed and monitored controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continued to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

(6)	Continued to engage an external accounting firm to prepare consolidation and the preparation of financial statements in accordance with the requirements of U.S GAAPs.

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

As of December 31, 2017, the Company had fully utilized its IPO proceeds in its development of the Moxian platform and related software applications and for general working capital and corporate purposes.

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

Moxian, Inc.

Date: February 14, 2018	By:	/s/ Yin Yi Jun
	Name:	Yin Yi Jun
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: February 14, 2018	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

