Form 10-Q
period 2018-03-31
Moxian, Inc.
filed 2018-05-15
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 10, 2018, the registrant had 67,007,199 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,677	$18,494
Restricted cash	170,000	-
Inventories	-	3,130
Prepayments, deposits and other receivables, net	642,824	152,548
Total current assets	866,501	174,172

Restricted cash, long-term	-	500,000
Property and equipment, net	519,488	686,296
TOTAL ASSETS	$1,385,989	$1,360,468

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accruals and other payables	$2,685,717	$1,861,519
Loan payable – other	1,415,098	1,347,035
Convertible debt – related party	1,000,000	-
Loans payable – related parties	3,172,676	1,110,884
Total current liabilities	8,273,491	4,319,438

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 67,007,199 shares issued and outstanding as of March 31, 2018 and September 30, 2017	67,007	67,007
Additional paid-in capital	35,475,722	35,475,722
Accumulated deficiency	(42,308,144)	(38,682,546)
Accumulated other comprehensive income (loss)	(122,087)	180,847
Total stockholders’ deficiency	(6,887,502)	(2,958,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,385,989	$1,360,468

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

Revenues	$47,242	$7,475	$108,328	$17,443
Cost of revenues	(1,217)	(389)	(11,284)	(1,391)
Gross Profit	46,025	7,086	97,044	16,052

Depreciation and amortization expenses	179,212	344,849	379,584	694,123
Research and development	147,075	654,418	410,629	1,351,858
Impairment charge on intangible assets	-	2,985,181	-	2,985,181
Selling, general and administrative expenses	1,441,003	1,983,534	2,923,845	3,749,633
Loss from operations	(1,721,265)	(5,960,896)	(3,617,014)	(8,764,743)

Interest expenses	(25,940)	(1,893)	(25,940)	(1,123)
Other income, net	890	7,764	17,356	7,838
Loss before income tax	(1,746,315)	(5,955,025)	(3,625,598)	(8,758,028)

Income tax expense	-	(95,420)	-	(95,420)
Net loss	(1,746,315)	(6,050,445)	(3,625,598)	(8,853,448)
Other comprehensive income (loss):
Foreign currency translation adjustments	(213,624)	276,959	(302,934)	(54,629)
Comprehensive loss	$(1,959,939)	$(5,773,486)	$(3,928,532)	$(8,908,077)

Basic and diluted loss per common share	$(0.03)	$(0.09)	$(0.05)	$(0.13)

Basic and diluted weighted average common shares outstanding	67,007,199	66,995,963	67,007,199	66,139,492

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,625,598)	$(8,853,448)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	379,584	694,123
Loss on disposition of property and equipment	80	11,124
Impairment charge on intangible assets	-	2,985,181
Deferred tax expense	-	95,420
Changes in operating assets and liabilities:
Restricted cash	-	63,762
Inventories	3,127	4,107
Prepayments, deposits and other receivables	(428,558)	(116,173)
Accruals and other payables	711,045	(273,082)
Net cash used in operating activities	(2,960,320)	(5,388,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(3,998)
Payments on Construction in Progress	(178,579)	-
Purchase of intangible assets	-	(11,137)
Net cash used in investing activities	(178,579)	(15,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	3,005,224	3,195,296
Repayment of related party loans	(113,297)	(5,582,602)
IPO proceeds (deposited in) released from an indemnification escrow, restricted cash	330,000	(500,000)
Gross proceeds from Initial Public Offering – stock issuance	-	10,005,000
Direct costs disbursed from Initial Public Offering proceeds	-	(927,303)
Net cash provided by financing activities	3,221,927	6,190,391

Effect of exchange rates on cash and cash equivalents	(47,845)	(2,960)
Net increase in cash and cash equivalents	35,183	783,310
Cash and cash equivalents, beginning of period	18,494	76,580
Cash and cash equivalents, end of period	$53,677	$859,890

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Issuance of shares for subscription payable	$-	$2,000,000
Reclassification of deferred Initial Public Offering costs to additional paid in capital	$-	$290,234
Warrants issued to placement agents in connection with the Company’s Initial Public Offering	$-	$280,042
Converted loans payable-related party to convertible debt-related party	$1,000,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

 MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

Moxian, Inc. (“the Company”) was incorporated in the State of Nevada on October 12, 2010 and was formerly known as SECURE NetCheckIn Inc. The Company was in the business of offering a cloud-based scheduling and notification product for the medical industry. The Company changed its name to Moxian China, Inc. on December 13, 2013 and to Moxian, Inc. on July 19, 2015.

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations (Continued)

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

As of March 31, 2018 only Moxian Shenzhen, Moyi and Moxian Beijing have business operations and the other companies are all dormant.

2.	Summary of principal accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the activities of the following subsidiaries and the VIE: Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Shenzhen, Moxian Malaysia, Moyi, Moxian Beijing, Moxian Shanghai and Moxian IP Samoa. All intercompany transactions and balances have been eliminated in the consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2018 and for the three and six months ended March 31, 2018 and 2017 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2017, previously filed with the SEC on January 8, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2018 and its unaudited condensed consolidated results of operations for the three and six months ended March 31, 2018 and 2017, and its unaudited condensed consolidated cash flows for the six months ended March 31, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

The following assets and liabilities of the VIE are included in the accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017

Current assets	$2,702	$3,082
Non-current assets	-	-
Total assets	$2,702	$3,082

Current liabilities	$896,567	$732,910
Non-current liabilities	-	-
Total liabilities	$896,567	$732,910

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2018, the Company’s current liabilities exceeded the current assets by approximately $7.4 million, its accumulated deficit was approximately $42.3 million and the Company has incurred losses since inception.

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

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a loan agreement for a line of credit of $1,000,000 or the RMB equivalent. Pursuant to the loan agreement, the Company will issue an unsecured convertible promissory note, which bears an interest rate of 4.75% per annum and is due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock at the conversion price set forth in the convertible debt agreement, as amended.

On May 8, 2018, the Company received a notice of conversion from Ms. Liu to convert an outstanding amount of $1,008,068 comprising $1 million of principal and $8,068 of interest into 350,023 ordinary shares of common stock at a volume-weighted price of $2.88 per share.

On May 11, 2018, the board of directors ratified a credit facility of US$4 million previously granted by Ms. Liu for the purpose of working capital for the Company bearing interest of 4.75% per annum on the amount outstanding at the end of each month. The facility is due to be repaid by May 11, 2020. As of March 31, 2018, the Company has drawn down approximately $2,000,073 which includes interest accrued of the facility. (See Note 8)

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern.

The unaudited condensed consolidated financial statements for the three and six months ended March 31, 2018 have been prepared on a going concern basis due to the Company’s expectation that it may be able to receive further financial support from its major stockholders and related parties. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Risks and Uncertainties

The Company’s operations are substantially carried out in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations will be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

The carrying value of cash and cash equivalents, restricted cash, prepayments, deposits and other receivables, accruals and other payables and, loans from related parties approximate their fair values because of the short-term nature of these instruments.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses.  The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2018 and September 30, 2017, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of March 31, 2018, the tax years ended December 31, 2012 through December 31, 2017 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	March 31, 2018	September 30, 2017
RMB:USD	6.2807	6.6549
HKD:USD	7.8491	7.8116
RM:USD	3.8635	4.2225

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Six Months Ended March 31,
	2018	2017
RMB:USD	6.4872	6.8614
HKD:USD	7.8177	7.7590
RM:USD	4.0431	4.3860

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	March 31, 2018	September 30, 2017

Prepayments to suppliers	$296,777	$57,551
Rental and other deposits	170,039	107,040
Employee advances, and others	211,661	21,393
Sub total	678,477	185,984
Less: allowance for doubtful accounts	(35,653)	(33,436)
Prepayments, deposits and other receivables, net	$642,824	$152,548

No provision was recorded for the three and six months ended March 31, 2018 and 2017, respectively.

4.	Property and equipment, net

	March 31, 2018	September 30, 2017

Electronic equipment	$2,443,835	$2,333,401
Furniture and fixtures	74,377	80,780
Leasehold improvements	383,084	361,544
Construction in progress	184,450	-
Total property and equipment	3,085,746	2,775,725
Less: Accumulated depreciation and amortization	(2,566,258)	(2,089,429)
Total property and equipment, net	$519,488	$686,296

Depreciation and amortization expense for the three and six months ended March 31, 2018 were $179,212 and $379,584, respectively. Depreciation and amortization expense for the three and six months ended March 31, 2017 were $206,633 and $417,421, respectively.

5.	Intangible assets

	March 31, 2018	September 30, 2017

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017. Amortization expense for the three and six months ended March 31, 2018 was $Nil. During the six months ended March 31, 2017, the Company recognized an impairment loss of $2,985,181 for the IP rights and other intangible assets. Amortization expense for the three and six months ended March 31, 2017 was $138,216 and $276,702, respectively.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Accruals and other payables

	March 31, 2018	September 30, 2017

Salary payable	$308,921	$379,902
Advances from customers	43,723	61,078
Other tax payable	7,007	28,625
Accrued expenses	1,760,002	1,275,466
Other payables	566,064	116,448
Total	$2,685,717	$1,861,519

7.	Loan payable, other

On May 15, 2017, the Company and Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company on an as needed basis to support the Company’s working capital needs. Any withdrawal from this line is non-interest bearing and shall be repaid on the maturity date of the line of credit. The maturity date of the unsecured line of credit is May 15, 2018. The Company is in the process of negotiating with Bayi on an extension of this loan.

As of March 31, 2018 and September 30, 2017, the loan payable balance to Bayi was $1,415,098 and 1,347,035, respectively. When the line of credit agreement was entered and funded, Bayi was a related party of the Company. Bayi is no longer a related party to the Company as of September 30, 2017.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances

The table below sets forth related parties having transactions during the six months ended March 31, 2018 and balances as of March 31, 2018 and September 30, 2017, respectively.

Name	Relationship with the Company
Moxian China Limited	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd (“Zhongtou”)	Affiliated company of Xinhua
Vertical Venture Capital Group Limited	A below 1% shareholder of the Company
Zhang Ying	A below 1% shareholder of the Company as of September 30, 2017. Not a shareholder as of March 31, 2018
Liu Shu Juan	A director of the Company and legal representative of Shanghai Shewn Wine Co. Ltd.

On January 3, 2017, the Company issued 500,000 shares of its common stock to Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payable in accordance to the note conversion agreements signed on September 7, 2016. As of September 30, 2017, Bayi was no longer a related party of the Company.

Details of loans payable (receivable) – related parties are as follows:

Nature and Company	March 31,2018	September 30, 2017
Loan payable – related parties
Vertical Venture Capital Group Limited	$1,197,378	$1,133,228
Xinhua	(25,475)	(24,042)
Liu Shu Juan	2,000,773	-
Zhang Ying	-	1,698
	$3,172,676	$1,110,884

For the six months ended March 31, 2018, the Company obtained additional borrowings, net of repayments, aggregating $2,891,927 from related parties.

For the six months period ended March 31, 2017, the Company repaid the loans, net of additional borrowings, aggregating $2,387,305 from related parties, respectively.

The loans and advances made by the related parties to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia and are unsecured, interest free and due on various dates specified on the loan agreements except for the loans from Liu Shu Juan.

MOXIAN, INC

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (Continued)

Convertible Debt - Liu Shu Juan

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or the RMB equivalent. Pursuant to the loan agreement, the Company will issue an unsecured convertible promissory note, which bears an interest rate of 4.75% per annum and is due in one year. Ms. Liu Shu Jian has the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company's common stock at the conversion price set forth in the convertible debt agreement, as amended.

As of March 31, 2018, the Company had drawn down $2,000,773 of the facility from the new credit facility line in the amount of $4 million granted by Ms. Liu (see detail at Note 2). The Company recorded $26,841 as the interest expense for this loan as of March 31, 2018.

On May 8, 2018, the Company received a notice from Ms. Liu to convert the total sum outstanding of US$1,000,000 in principal and interest of $8,068 into 350,023 ordinary shares of common stock at a conversion price of $2.88 per share.

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

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042.  The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of March 31, 2018, 100,050 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

10.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of March 31, 2018, future net operation losses of approximately $8.8 million are available to offset future operating income through 2036.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have to remeasure our deferred tax assets on net operating loss carryforward in the U.S at the lower enacted cooperated tax rate of 21%. However, this re-measurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to March 31, 2018, as the Company has cumulative foreign losses as of March 31, 2018.

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2018 and 2017, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

Moxian Malaysia did not have taxable income for the three and six months ended March 31, 2018 and 2017. Management estimated that Moxian Malaysia will not generate any taxable income in the future.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to an income tax rate of 25%, unless otherwise specified.

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $23.0 million in PRC tax jurisdiction, which expires in the years 2018 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to March 31, 2018. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to March 31, 2018.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to March 31, 2018.

MOXIAN, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (Continued)

The Company’s effective income tax rates were 0% and 0.7% for the six months ended March 31, 2018 and for the year ended September 30, 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	March 31, 2018	September 30, 2017

U.S. statutory rate	24.5%	34.0%
Foreign income not registered in the U.S.	(24.5)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(24.3)%
Effective tax rate	0%	0.7%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of March 31, 2018 and September 30, 2017, respectively.

As of March 31, 2018 and September 30, 2017, the valuation allowance was approximately $9.0 million and $9.0 million, respectively. For the three and six months ended March 31, 2018, there was a decrease of $0.6 million and a decrease of $0.04 million in the valuation allowance. For the three and six months ended March 31, 2017, the increase in valuation allowance was approximately $0.8 million and $1.4 million, respectively

	March 31, 2018	September 30, 2017

Deferred tax asset from net operating loss and carry-forwards	$8,990,329	$9,032,129
Valuation allowance	(8,990,329)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three and six months ended March 31, 2018 were $160,143 and $321,707, respectively. Rental expenses under operating leases for the three and six months ended March 31, 2017 were $159,575 and $328,405 respectively.

On January 12, 2018, Moxian Shenzhen signed a 5 year lease agreement to rent office buildings located in Pudong New District, Shanghai, China, as the research and development centre for the Company’s newly incorporated subsidiary, Moxian Information Technologies (Shanghai) Co. Ltd. (“Moxian Shanghai”). The average annual rent is approximately $696,812 (RMB4.52 million).

As of March 31, 2018, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending March 31,
2019	$775,976
2020	774,894
2021	670,674
2022	704,569
2023 and thereafter	1,007,295
Total minimum lease payments	$3,933,408

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expired on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua News Media for both the agency agreement and sponsor agreement during the six months period ended March 31, 2017. The fees payable under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. The amended payment schedule as of March 31, 2018 for the exclusive agency agreement and sponsor agreement is listed below:

For the Twelve Months Ended
March 31, 2019	$1,164,217
March 31, 2020	1,541,497
March 31, 2021	1,541,497
Total agency payments	$4,247,211

For the six months ended March 31, 2018 and 2017, the Company incurred $765,993 and $120,994 advertising agent fee expense, respectively. For the three months ended March 31, 2018 and 2017, the Company incurred $392,633 and $365,287 advertising agent fee expense, respectively.

For the six months ended March 31, 2018 and 2017, the Company incurred $109,068 and $45,831 sponsor expense, respectively. For the three months ended March 31, 2018 and 2017, the Company incurred $2,080 and $95,064 sponsor expense, respectively. These expenses were included in the selling, general and administrative expense.

Legal Proceeding

As of March 31, 2018, the Company is not aware of any material outstanding claim and litigation against them.

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

Moxian principally operates in Shenzhen and Beijing. As of March 31, 2018, we had a total of 97 employees, of which are in research and development, in sales and marketing and the balance in other functions, including finance and administration.

Going Concern

As of March 31, 2018, and September 30, 2017, our accumulated deficiency was approximately $42.3 million and $38.7 million, respectively. Our stockholders’ deficit was $6.89 million as of March 31, 2018 and our stockholders’ deficit was $2.96 million as of September 30, 2017.

We have generated $108,328 and $17,443 revenue for the six months ended March 31, 2018 and 2017, respectively. Our losses have principally been attributed to a lack of recurrent revenue while operating overhead such as selling, general and administrative, advertising agency fees, depreciation and amortization and research and development expenses are recurrent.

The Company has been dependent on the financial support given by a related party, Ms. Liu Shu Juan. As of the date of the report, she has extended a total lending of $4,000,000 in a mix of convertible loan and credit facilities. On May 8, 2018, the board of directors ratified a new credit facility line in the amount of $4 million which had previously been granted by Ms. Liu. The Company has drawn down $2,000,773 as of March 31, 2018.

The Company is reviewing its business operations and developing new apps, which the Company expects will be launched in the market within the next quarter. Notwithstanding this, the Company will require additional funding. If the Company is unable to obtain the necessary additional funding on a timely basis and on acceptable terms, it will be unable to implement its revised business plans, pay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the period ended March 31, 2018 have been prepared on a going concern basis due to the Company’s expectation of further financial support from its major shareholders and related parties. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations

For the three months ended March 31, 2018 compared with the three months ended March 31, 2017

Overview

Based on the Memorandum of Understanding signed between the Company and Shewn International Group (“SIG”) in August 2017, in the quarter ended March 31, 2018, the Company continued to work closely with Shanghai Shewn Wine Company Limited, an affiliated company of SIG. Within the next quarter, this close co-operation will result in the launch of new apps in the market.

Since the main development work on the Moxian platform is complete, there was a reduced demand for in-house staff in the form of software engineers and developers. Selective skills have been outsourced to third parties. As a result, there has been a significant drop in manning levels across all major departments of the Company with a corresponding drop in overheads. The Company had revenues of $47,242 in the three months ended March 31, 2018 compared to $7,475 being generated in the three months ended March 31, 2017. The increase in revenue was the result of less sales of tailored-made application packages that the Company developed at the request of its clients.

Operating Expenses

Operating expenses in the quarter ended March 31, 2018 and 2017 were approximately $1.8 million and $6.0 million, respectively. The decrease was mainly due to less selling and general administrative expenses, and the impairment charge of approximately $3.0 million on intangible assets recognized during the three months ended March 31, 2017.

Selling and general administrative expenses for the three months ended March 31, 2018 and 2017 were $1,441,003 and $1,983,534, respectively. The lower level of such expenses were because of a reduced number of employees and less investor relationship expenses. During the quarter ended March 31, 2017, the Company recruited more sales staff following the expansion of business activities in Beijing and Shenzhen. There were also additional expenses incurred to build investor relationships following the uplisting of the stock in November 2016 during the quarter ended March 31, 2017.

The research and development expenses for the three months ended March 31, 2018 and 2017 were $147,075 and $654,418, respectively.  The R&D expense decreased by $0.5 million mainly due to a lower level of staffing in the R&D department and less R&D activities during the quarter ended March 31, 2018 compared to the same quarter in fiscal year 2017.

Depreciation and amortization expense for the three month period ended March 31, 2018 was $179,212, decreased from the depreciation and amortization expense of $344,849 incurred in the same period of last year. The decrease in depreciation and amortization expense in the three months ended March 31, 2018 was due to less amortization expense because of the impairment charge of approximately $3.0 million on intangible assets recognized during the three months ended March 31, 2017.

We expect that our operating expenses will still fluctuate due to the Company’s restructuring its operations in the coming quarters.

Net Loss

Net loss for the three months period ended March 31, 2018 and 2017 were approximately $1.7 million and $6.1 million respectively.

For the Six months ended March 31, 2018 compared with the six months ended March 31, 2017

Revenues

The Company had revenues of $108,328 in the six months ended March 31, 2018 compared to $17,443 being generated in the six months ended March 31, 2017. The increase in revenue was the result of less sales of tailored-made application packages that the Company developed at the request of its clients.

Operating Expenses

Operating expenses for the six months ended March 31, 2018 and 2017 were approximately $3.7 million and $8.8 million, respectively. The decrease was mainly due to less selling and general administrative expenses in the current period and the recognition of an impairment charge of approximately $3.0 million on intangible assets during the six months ended March 31, 2017.

Selling and general administrative expenses for the six months ended March 31, 2018 and 2017 were $2,923,845 and $3,749,633, respectively. The lower level of such expenses were because of reduced head-count indicated in the overview above with a corresponding reduction in most expenses. For the six months ended March 31, 2017, the Company recruited more sales staff following the expansion of business activities in Beijing and Shenzhen. In that period, there were also additional expenses incurred to build investor relationships following the uplisting of the stock in November, 2016. Research and development expenses for the six months ended March 31, 2018 and 2017 were $410,629 and $1,351,858, respectively. The R&D expense decreased by approximately $1.0 million mainly due to a lower level of staffing in the R&D department and less R&D activities during six months ended March 31, 2018 compared to the six months ended March 31, 2017.

Depreciation and amortization expense for the six months ended March 31, 2018 and 2017 were $379,584 and $694,123, respectively. The decrease in depreciation and amortization expense in the six months ended March 31, 2018 was due to a lower amortization expense, following from a full allowance having been made of impairment of intangible assets in an earlier period.

We expect that our general and administrative expenses will arise in future quarters as we incur additional costs to support the growth of our business.

Net Loss

Net losses for the six months ended March 31, 2018 and 2017 was $3,625,598 and $8,853,448, respectively. The decrease in net loss for the six months ended March 31, 2018 compared to six months ended March 31, 2017, as has been explained above, was largely due to an across-the-board decrease in various overhead expenses due to a reduced level of business activity necessitating a lower level of staff.

Liquidity and Capital Resources

As of March 31, 2018, we had working capital deficit of $7.4 million as compared to $4.1 million as of September 30, 2017.

Net cash used in operating activities for the six months ended March 31, 2018 was $2,960,320 as compared to net cash used in operating activities of $5,388,986 for the six months ended March 31, 2017. The decrease in cash used in operating activities for the six months ended March 31, 2018 was mainly due to the reduced expenses and the lower losses of the Company.

Net cash used in investing activities for the six months ended March 31, 2018 was $178,579 as compared to $15,135 for the six months ended March 31, 2017. The higher spending for the six months ended March 31, 2018 was because the Company had expenditures on its construction on progress in Moxian Shenzhen.

Net cash provided by financing activities for the six months ended March 31, 2018 was $3,221,927 as compared to $6,190,391 for the six months ended March 31, 2017. During the six months ended March 31, 2018, the Company obtained loans of $3,005,224 from related parties, and repaid related party loans of $113,297. The Company also received $330,000 from the escrow account maintained after the completion of the IPO.

During the three months ended March 31, 2017, the Company completed a public offering with gross proceeds of approximately $10 million, deducting placement agents' commissions and other offering expenses of approximately $0.9 million, resulting in net proceeds of approximately $9.0 million, of which $500,000 was placed in an indemnification escrow account. In addition, during the three months ended March 31, 2017, the Company also received proceeds of approximately $3.2 million from various related party loans and repaid a majority of all related party loans of approximately $5.6 million with IPO proceeds.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

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

As of March 31, 2018, the Company had fully utilized its IPO proceeds in its development of the Moxian platform and related software applications and for general working capital and corporate purposes.

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

Moxian, Inc.

Date: May 15, 2018	By:	/s/ Yin Yi Jun
	Name:	Yin Yi Jun
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: May 15, 2018	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

