Form 10-Q
period 2018-06-30
Moxian, Inc.
filed 2018-08-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 13, 2018, the registrant had 67,357,222 shares of common stock, par value $.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$279,226	$18,494
Restricted cash	170,000	-
Inventories	-	3,130
Advances to a related party	302,247	-
Prepayments, deposits and other receivables, net	907,909	152,548
Total current assets	1,659,382	174,172

Restricted cash, long-term	-	500,000
Property and equipment, net	344,593	686,296
TOTAL ASSETS	$2,003,975	$1,360,468

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accruals and other payables	$3,141,273	$1,861,519
Loans payable - other	1,352,810	1,347,035
Loans payable - related parties	5,130,683	1,110,884
Total current liabilities	9,624,766	4,319,438

Commitment and Contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 67,357,222 and 67,007,199 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	67,357	67,007
Additional paid-in capital	36,483,440	35,475,722
Accumulated deficit	(44,348,172)	(38,682,546)
Accumulated other comprehensive income	176,584	180,847
Total stockholders’ deficiency	(7,620,791)	(2,958,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,003,975	$1,360,468

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues, net	$987	$28,481	$109,315	$45,924
Cost of revenues	(2,463)	(6,382)	(13,747)	(7,773)
Gross Profit	(1,476)	22,099	95,568	38,151

Depreciation and amortization expenses	195,161	199,945	574,745	894,068
Research and development	530,347	442,744	940,976	1,794,602
Impairment charge on intangible assets	-	-	-	2,985,181
Selling, general and administrative expenses	1,275,510	1,393,206	4,199,355	5,142,842
Loss from operations	(2,002,494)	(2,013,796)	(5,619,508)	(10,778,542)

Interest income (expenses)	(35,318)	86	(61,258)	(1,037)
Other income (expenses), net	(2,216)	-	15,140	7,841
Loss before income tax	(2,040,028)	(2,013,710)	(5,665,626)	(10,771,738)

Income tax expense	-	-	-	(95,420)
Net loss	(2,040,028)	(2,013,710)	(5,665,626)	(10,867,158)

Other comprehensive income (loss):
Foreign currency translation adjustments	298,671	5,086	(4,263)	(49,543)
Comprehensive loss	$(1,741,357)	$(2,008,624)	$(5,669,889)	$(10,916,701)

Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.16)

Weighted average number of shares
Basic and Diluted	67,157,209	67,007,199	67,057,202	66,429,791

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,665,626)	$(10,867,158)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	574,745	894,068
Loss on disposition of property and equipment	80	10,217
Impairment charge on intangible assets	-	2,985,181
Deferred tax expense	-	95,420
Changes in operating assets and liabilities:
Restricted cash	-	63,762
Inventories	3,123	5,635
Advance to a related party	(310,255)	-
Prepayments, deposits and other receivables	(772,549)	(137,128)
Accruals and other payables	1,299,375	257,088
Net cash used in operating activities	(4,871,107)	(6,692,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(17,955)
Payments on construction in progress	(220,045)	-
Purchase of intangible assets	-	(11,137)
Net cash used in investing activities	(220,045)	(29,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	5,319,346	4,169,865
Repayment of related party loans	(191,312)	(5,704,802)
IPO proceeds (deposited in) released from an indemnification escrow, restricted cash	330,000	(500,000)
Gross proceeds from Initial Public Offering - stock issuance	-	10,005,000
Direct costs disbursed from Initial Public Offering proceeds	-	(927,303)
Net cash provided by financing activities	5,458,034	7,042,760

Effect of exchange rates on cash and cash equivalents	(106,150)	4,472
Net increase in cash and cash equivalents	260,732	325,225
Cash and cash equivalents, beginning of period	18,494	76,580
Cash and cash equivalents, end of period	$279,226	$401,805

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Issuance of shares for subscription payable	$-	$2,000,000
Reclassification of deferred Initial Public Offering costs to additional paid in capital	$-	$290,234
Warrants issued to placement agents in connection with the Company’s Initial Public Offering	$-	$280,042
Related party loan converted to common shares	$1,008,068	$-

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

Moxian, Inc. (“the Company”) was incorporated in the State of Nevada on October 12, 2010 and was formerly known as SECURE Net CheckIn, Inc. The Company was in the business of offering a cloud-based scheduling and cloud-based product for the medical industry. The Company changed its name to Moxian China, Inc. on December 13, 2013 and to Moxian, Inc. on July 19, 2015.

The Company, through its subsidiaries and its variable interest entity, engages in the business of operating a platform that integrates social media and business transactions into one single platform. The Company continues to devote its efforts to develop mobile applications that facilitate the small and medium size businesses to attract more clients. The Company’s ability to generate sufficient funds to meet its working capital requirements is dependent upon its ability to find additional sources of capital, develop apps and other software applications, generate servicing income, and ultimately, achieve profitable operations (see Note 2).

Moxian HK was incorporated on January 13, 2013 and became a subsidiary of Moxian BVI on February 14, 2013.

Moxian Shenzhen was incorporated on April 8, 2013 as a wholly-owned subsidiary of Moxian HK and is engaged in the business of internet technology, computer software and commercial information consulting.

Shenzhen Moyi Technologies Co. Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China. On July 15, 2014, Moxian Shenzhen entered into a series of agreements with Moyi and its shareholders which permit us to operate Moyi and the right to purchase all of its equity interests from its shareholders (collectively “the Moyi Agreements”).

On December 18, 2017 the Company entered into a Tripartite Agreement with the original shareholders of Moyi and the new shareholders of Moyi wherein the Company agrees to the transfer of the equity interests of Moyi and all related rights, liabilities and obligations under the Moyi Agreements.

Moyi, which is solely owned by Chinese shareholders, has been granted an Internet Content Provider license (“ICP License”). Companies in China that are engaged in the business of internet information services including online advertisement and e-commerce services, are required to obtain an ICP License. Due to Chinese regulatory restrictions on foreign investments in the Internet sector, we operate our marketing platform and conduct our business pursuant to the Moyi Agreements. Under the Moyi Agreements, Moyi will be treated as a variable interest entity in which the Company does not have any direct controlling equity interest but the historical financial results of such entity will be consolidated in our financial statements in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”).

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

Moxian Technologies (Beijing) Co., Ltd. (“Moxian Beijing”) was incorporated on December 10, 2015, as a wholly-owned subsidiary of Moxian Shenzhen. Moxian Beijing is engaged in the business of internet technology, computer software and commercial information consulting.

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

As of June 30, 2018, only Moxian Shenzhen, Moyi and Moxian Beijing have business operations and the other affiliated companies are all dormant.

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

The unaudited interim condensed consolidated financial information as of June 30, 2018 and for the three and nine months ended June 30, 2018 and 2017 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2017, previously filed with the SEC on January 8, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2018 and its unaudited condensed consolidated results of operations for the three and nine months ended June 30, 2018 and 2017, and its unaudited condensed consolidated cash flows for the nine months ended June 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

The following assets and liabilities of the VIE are included in the accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017

Current assets	$190,928	$3,082
Non-current assets	-	-
Total assets	$190,928	$3,082

Current liabilities	$1,105,607	$732,910
Non-current liabilities	-	-
Total liabilities	$1,105,607	$732,910

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2018, the Company’s current liabilities exceeded the current assets by approximately $8.0 million, its accumulated deficit was approximately $44.3 million, and the Company has incurred losses since inception.

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

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a loan agreement for a line of credit of $1,000,000 or the RMB equivalent. Pursuant to the loan agreement, the Company issued an unsecured convertible promissory note, bearing an interest rate of 4.75% per annum and maturing one year from the date of issuance. Ms. Liu Shu Jian had the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock at the conversion price set forth in the convertible debt agreement, as amended.

On May 8, 2018, the Company received a notice of conversion from Ms. Liu to convert an outstanding amount of $1,008,068 comprising $1 million of principal and $8,068 of interest into 350,023 shares of common stock at a volume-weighted price of $2.88 per share. As of June 30, 2018, the shares were converted and issued to Ms. Liu.

On May 11, 2018, the board of directors ratified a credit facility of $4 million previously granted by Ms. Liu for the purpose of working capital for the Company bearing interest of 4.75% per annum on the amount outstanding at the end of each month. The facility is due to be repaid by May 11, 2020. As of June 30, 2018, the Company has drawn down approximately $4 million. (See Note 8)

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern.

The unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2018 have been prepared on a going concern basis due to the Company’s expectation that it may be able to receive further financial support from its major stockholders and related parties. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses.  The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2018 and September 30, 2017, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of June 30, 2018, the tax years ended December 31, 2012 through December 31, 2017 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	June 30, 2018	September 30, 2017
RMB:USD	6.6171	6.6549
HKD:USD	7.8463	7.8116
RM:USD	4.0380	4.2225

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows:

	Nine Months Ended June 30,
	2018	2017
RMB:USD	6.4463	6.8614
HKD:USD	7.8282	7.7681
RM:USD	4.0078	4.3683

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

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The ASU addresses 16 separate issues which include, for example, a correction to a cross reference regarding residual value guarantees, a clarification regarding rates implicit in lease contracts, and a consolidation of the requirements about lease classification reassessments. The guidance also addresses lessor reassessments of lease terms and purchase options, variable lease payments that depend on an index or a rate, investment tax credits, lease terms and purchase options, transition guidance for amounts previously recognized in business combinations, and certain transition adjustments, among others. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of nonlease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

MOXIAN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	June 30, 2018	September 30, 2017

Prepayments to suppliers	$567,934	$57,551
Rental and other deposits	341,674	107,040
Employee advances and others	32,240	21,393
Sub total	941,848	185,984
Less: allowance for doubtful accounts	(33,939)	(33,436)
Prepayments, deposits and other receivables, net	$907,909	$152,548

No provision was recorded for the three and nine months ended June 30, 2018 and 2017, respectively.

4.	Property and equipment, net

	June 30, 2018	September 30, 2017

Electronic equipment	$2,319,595	$2,333,401
Furniture and fixtures	70,596	80,780
Leasehold improvements	363,609	361,544
Construction in progress	214,365	-
Total property and equipment	2,968,165	2,775,725
Less: Accumulated depreciation and amortization	(2,623,572)	(2,089,429)
Total property and equipment, net	$344,593	$686,296

Depreciation and amortization expense for the three and nine months ended June 30, 2018 were $195,161 and $574,745 respectively. Depreciation and amortization expense for the three and nine months ended June 30, 2017 were $199,945 and $617,366, respectively.

5.	Intangible assets

	June 30, 2018	September 30, 2017

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017. Amortization expense for the three and nine months ended June 30, 2018 was $Nil. During the nine months ended June 30, 2017, the Company recognized an impairment loss of $2,985,181 for the IP rights and other intangible assets. Amortization expense for the three and nine months ended June 30, 2017 totaled $Nil and $276,702, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Accruals and other payables

	June 30, 2018	September 30, 2017

Salary payable	$323,963	$379,902
Advance from customers	43,000	61,078
Other tax payable	4,637	28,625
Accrued expenses	2,628,800	1,275,466
Other payables	140,873	116,448
Total	$3,141,273	$1,861,519

7.	Loan payable – other

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

As of June 30, 2018 and September 30, 2017, the loan payable balance to Bayi was $1,352,810 and 1,347,035, respectively. When the line of credit agreement was entered and funded, Bayi was a related party of the Company. Bayi is no longer a related party to the Company as of September 30, 2017.

8.	Related party transactions and balances

The table below sets forth related parties having transactions during the nine months ended June 30, 2018 and balances as of June 30, 2018 and September 30, 2017, respectively.

Name	Relationship with the Company
Moxian China Limited	A below 5% shareholder of the Company
Beijing Xinhua Huifeng Equity Investment Center (“Xinhua”)	A Shareholder of the Company
Zhongtou Huifeng Investment Management (Beijing) Co. Ltd (“Zhongtou”)	Affiliated company of Xinhua
Vertical Venture Capital Group Limited	A below 1% shareholder of the Company
Zhang Ying	A below 1% shareholder of the Company as of September 30, 2017. Not a shareholder as of June 30, 2018
Liu Shu Juan	A director of the Company and legal representative of Shanghai Shewn Wine Co. Ltd.
Shanghai Shewn Wine Co. Ltd. (“Shewn”)	Controlled by one of the Company’s directors – Liu Shu Juan

On January 3, 2017, the Company issued 500,000 shares of its common stock to Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payable in accordance to the note conversion agreements signed on September 7, 2016. As of September 30, 2017, Bayi was no longer a related party of the Company.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (Continued)

Details of advances to a related party and loans payable– related parties are as follows:

Nature and Company	June 30, 2018	September 30, 2017
Advances to a related party
Shewn	$302,247	$-
	$302,247	$-
Loan payable – related parties
Vertical Venture Capital Group Limited	$1,143,183	$1,133,228
Liu Shu Juan	4,011,680	-
Xinhua	(24,180)	(24,042)
Zhang Ying	-	1,698
	$5,130,683	$1,110,884

For the nine months ended June 30, 2018, the Company obtained additional borrowings, net of repayments, aggregating $5,128,034 from related parties, of which $1,008,068 was converted into common shares.

For the nine month period ended June 30, 2017, the Company repaid the loans, net of additional borrowings, aggregating $1,534,937 from related parties.

The loans and advances made by the related parties (except for the loans from Liu Shu Juan) to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia are unsecured, interest free and due on various dates specified on the loan agreements.  The loans made to Shewn and Xinhua by the Company are unsecured, interest free and due on demand. Advances to a related party was the operating expenses paid by the Company on behalf of the related party for business purpose.

Convertible Debt - Liu Shu Juan

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or the RMB equivalent. Pursuant to the loan agreement, the Company issued an unsecured convertible promissory note, bearing an interest rate of 4.75% per annum and maturing one year from the date of issuance. Ms. Liu Shu Jian had the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company's common stock at the conversion price set forth in the convertible debt agreement, as amended.

On May 8, 2018, the Company received a notice from Ms. Liu to convert the total sum outstanding of $1,000,000 in principal and interest of $8,068 into 350,023 shares of common stock at a conversion price of $2.88 per share. As of June 30, 2018, the shares were converted and issued to Ms. Liu.

As of June 30, 2018, the Company had drawn down $3,950,342 of the facility from the new credit facility line granted by Ms. Liu (see detail at Note 2) and accrued interest of $61,338 due to Ms. Liu. The Company recorded $34,497 and $61,338 as the interest expense for this loan for the three and nine month period ended June 30, 2018, respectively.

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

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042.  The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of June 30, 2018, 100,050 warrants  were issued and outstanding; and none of the warrants has been exercised.

10.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of June 30, 2018, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have to remeasure our deferred tax assets on net operating loss carryforward in the U.S. at the lower enacted cooperated tax rate of 21%. However, this re-measurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (NOL) carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to June 30, 2018, as the Company has cumulative foreign losses as of June 30, 2018.

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2018 and 2017, and therefore, Moxian HK was not subject to Hong Kong Profits Tax.

Malaysia

Moxian Malaysia did not have taxable income for the three and nine months ended June 30, 2018 and 2017. Management estimated that Moxian Malaysia will not generate any taxable income in the future.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to an income tax rate of 25%, unless otherwise specified.

As of June 30, 2018, the Company had net operating loss carry forwards of approximately $22.2 million in PRC tax jurisdiction, which expires in the years 2018 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to June 30, 2018. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to June 30, 2018.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to June 30, 2018.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (Continued)

The Company’s effective income tax rates were 0% and 0.7% for the nine months ended June 30, 2018 and for the year ended September 30, 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	June 30, 2018	September 30, 2017

U.S. statutory rate	24.5%	34.0%
Foreign income not registered in the U.S.	(24.5)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(24.3)%
Effective tax rate	0%	0.7%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of June 30, 2018 and September 30, 2017, respectively.

As of June 30, 2018 and September 30, 2017, the valuation allowance was approximately $8.9 million and $9.0 million, respectively. For the three and nine months ended June 30, 2018, there was an increase of $0.1 million and an increase of $0.2 million in the valuation allowance, respectively. For the three and nine months ended June 30, 2017, the increase in valuation allowance was approximately $1.5 million and $2.8 million, respectively.

	June 30, 2018	September 30, 2017

Deferred tax asset from net operating loss and carry-forwards	$8,863,255	$9,032,129
Valuation allowance	(8,863,255)	(9,032,129)
Deferred tax asset, net	-	-

11.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three and nine months ended June 30, 2018 were $165,495 and $487,202, respectively. Rental expenses under operating leases for the three and nine months ended June 30, 2017 were $164,075 and $492,480 respectively.

On January 12, 2018, Moxian Shenzhen signed a 5 year lease agreement to rent office buildings located in Pudong New District, Shanghai, China, as the research and development center for the Company’s newly incorporated subsidiary, Moxian Information Technologies (Shanghai) Co. Ltd. (“Moxian Shanghai”). The average annual rent is approximately $0.7 million (RMB4.52 million).

As of June 30, 2018, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending June 30,
2019	$1,276,496
2020	725,431
2021	676,868
2022	720,861
2023 and thereafter	832,486
Total minimum lease payments	$4,232,142

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and contingencies (Continued)

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expired on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua News Media for both the agency agreement and sponsor agreement in December 2016. The fees payable under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. The amended payment schedule as of June 30, 2018 for the exclusive agency agreement and sponsor agreement is listed below:

For the Twelve Months Ended
June 30, 2019	$1,249,168
June 30, 2020	1,551,277
June 30, 2021	1,085,894
Total agency payments	$3,886,339

For the three and nine months ended June 30, 2018, the Company incurred $390,265 and $1,156,258 advertising agent fee expense, respectively. For the three and nine months ended June 30, 2017, the Company incurred $364,357 and $485,351 advertising agent fee expense, respectively.

For the three and nine months ended June 30, 2018, the Company incurred $692 and $109,760 sponsor expense, respectively. For the three and nine months ended June 30, 2017, the Company incurred $103,120 and $148,951 sponsor expense, respectively. These expenses were included in the selling, general and administrative expense.

Legal Proceedings

As of June 30, 2018, the Company is not aware of any material outstanding claim and litigation against them.

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

The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of

(i)	Moxian, Inc., a company incorporated under the laws of the state of Nevada;

(ii)	Moxian CN Group Limited, a company incorporated under the laws of Samoa (“Moxian CN Samoa”),

(iii)	Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”);

(iv)	Moxian Group Limited, a company incorporated under the laws of the British Virgin Islands (“Moxian BVI”),

(v)	Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”),

(vi)	Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Moxian Shenzhen”),

(vii)	Moxian Malaysia Sdn.Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”),

(viii)	Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Moxian Beijing”) and

(ix)	Moxian Technologies (Shanghai) Co. Ltd., a company incorporated under the laws of the People’s Republic of China (“Moxian Shanghai”) and

(x)	Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

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

Moxian principally operates in Shenzhen and Beijing. As of June 30, 2018, we had a total of 42 employees, of which 15 are in research and development, 7 in sales and marketing and the rest in other functions, including finance and administration.

Going Concern

The Company has incurred losses since incorporation and has not been able to generate a steady revenue stream.

As of June 30, 2018, and September 30, 2017, our accumulated deficiency was approximately $44.3 million and $38.7 million, respectively. Our stockholders’ deficit was $7.62 million as of June 30, 2018 and $2.96 million as of September 30, 2017.

We have generated $109,315 and $45,924 of revenue for the nine months ended June 30, 2018 and 2017, respectively. Our losses have been attributed to a lack of recurrent revenue to cover operating overhead such as selling, general and administrative, advertising agency fees, depreciation and amortization and research and development.

The Company has been dependent on the financial support given by a related party, Ms. Liu Shu Juan who is an Executive Director and the controlling shareholder of Shanghai Shewn Wine Co. Ltd. On May 11, 2018, the board of directors ratified a new unsecured credit facility line of $4 million, after having converted her previous $1 million loan into 350,023 shares of common stock. As of June 30, 2018, this credit line facility was fully drawn-down and the Company is now in the process of formalizing an additional credit facility of $5 million. The terms of this additional credit line are expected to be identical to that of previous loans, with interest bearing at 4.75% per annum on the outstanding balance at the end of each month.

Since the start of this fiscal year, the Company has been collaborating with Ms. Liu and her associates from Shanghai Shewn Wine Co. Limited to tap into the commercial experience of the latter and build software applications that satisfy market needs. The Company is also reviewing its business model and its operating strategies. The Company expects to launch new products before the close of 2018. Even though the Company is cautiously optimistic that its income streams will improve, the Company will still require additional funding in the foreseeable future.

If the Company is unable to obtain the necessary additional funding on a timely basis from Ms. Liu or any third party and on acceptable terms, it will be unable to implement its revised business plans, pay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the period ended June 30, 2018 have been prepared on a going concern basis due to the Company’s expectation of further financial support from its major shareholders and related parties. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations

For the three months ended June 30, 2018 compared with the three months ended June 30, 2017

Overview

In the quarter ended June 30, 2018, the Company continued to rationalize its operating overheads  as it seeks a different strategy in its approach towards research and development of mobile applications and marketing these products. The Company believes its platform is sufficiently developed and robust and new applications are best developed by outsourcing to specialists with specific skills and technical knowhow. As a result, staff headcounts continue to drop with a corresponding decrease in operating overhead expenses.

In the quarter ended June 30, 2018, the Company began negotiations with an unrelated third party that sought platform services to allow its members to make online purchases. Several pilot runs on the Company’s revised V3.0 proved to be highly successful and the Company hopes to formalize an agreement with this third party in late 2018. The Company’s management expects that agreements with such third parties could lead to an improved financial performance for the Company.

Operating Expenses

Operating expenses in both the quarters ended June 30, 2018 and 2017 were approximately $2.0 million, of which the selling and general administrative expenses accounted for about $1.3 million with the current quarter showing a higher level of general administration costs. Research and development expenses were slightly higher at $0.53 million for this reporting quarter compared with $0.44 million in the quarter ended June 30, 2017 due to higher initial outlays on the initial engagement of a US-based software developer.

Depreciation and amortization expense for the three month period ended June 30, 2018 was $195,161, a decrease from the depreciation and amortization expense of $199,945 incurred in the same period of last year.

We expect that our operating expenses will still fluctuate due to the Company’s restructuring of its operations in the coming quarters.

Net Loss

The net loss for both the three months ended June 30, 2018 and 2017 was approximately $2.0 million.

For the nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

Revenues

The Company had revenues of $109,315 in the nine months ended June 30, 2018 compared to $45,924 in the comparable period in 2017. The increase in revenue was the result of one-off sales of tailored-made application packages that the Company sold to its clients.

Operating Expenses

Operating expenses for the nine months ended June 30, 2018 and 2017 were approximately $5.7 million and $10.8 million, respectively. The Company recorded an impairment charge of approximately $3.0 million in the quarter ended June 30, 2017. There has been a significant reduction in both research and development expenses as well as selling and general administration costs as a result of a conscious policy of maintain a low level of key core staff and outsourcing specialist skills from the beginning of this fiscal year. This is reflected in the selling and general administration expenses which fell to $4.2 million from $5.1 million in the corresponding period in 2017 while research and development expenses were halved in this period, against $1.6 million in the corresponding period in 2017.

Depreciation and amortization expense for the nine months ended June 30, 2018 were lower, at $0.6 million, a decrease of $0.3 million because intangible assets had been fully impaired as of June 30, 2017.

Net Loss

The net loss for the nine months ended June 30, 2018 was $5.7 million compared with a loss of $10.9 million in the comparable period in 2017 as a result of an overall reduction in the major expenses of the Company, as outlined above.

Liquidity and Capital Resources

As of June 30, 2018, we had a working capital deficit of $8.0 million as compared to $4.1 million as of September 30, 2017.

Net cash used in operating activities for the nine months ended June 30, 2018 was approximately $4.9 million as compared to net cash used in operating activities of approximately $6.7 million for the nine months ended June 30, 2017. The decrease in cash used in operating activities for the nine months ended June 30, 2018 was mainly due to the reduced expenses and the lower losses of the Company.

Net cash used in investing activities for the nine months ended June 30, 2018 was $220,045 as compared to $29,092 for the nine months ended June 30, 2017. The higher spending for the nine months ended June 30, 2018 was mainly due to the Company’s expenditures on its office renovation in Moxian Shenzhen.

Net cash provided by financing activities for the nine months ended June 30, 2018 was approximately $5.5 million as compared to approximately $7.0 million for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, the Company obtained related parties loans of $5,319,346 from related parties, of which $1,008,068 was converted into common shares and repaid related party loans of $191,312. The Company also received $330,000 from the escrow account maintained after the completion of the IPO.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

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

(3)	Reviewed and documented several key operating cycles of the Company, ensuring that there are sufficient internal controls at key points and segregation of important duties.

(4)	Designed and monitored controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continued to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

(6)	Continued to engage an external accounting firm to prepare consolidation and the preparation of financial statements in accordance with the requirements of U.S. GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a loan agreement for a line of credit of $1,000,000 or the RMB equivalent. Pursuant to the loan agreement, the Company issued an unsecured convertible promissory note, bearing an interest rate of 4.75% per annum and maturing one year from the date of issuance. Ms. Liu Shu Jian had the right to convert all or any portion of the outstanding and unpaid principal and interest of the note into shares of the Company’s common stock at the conversion price set forth in the convertible debt agreement, as amended.

On May 8, 2018, the Company received a notice of conversion from Ms. Liu to convert an outstanding amount of $1,008,068, comprising $1 million of principal and $8,068 of interest, into 350,023 shares of common stock at a volume-weighted price of $2.88 per share.

On May 11, 2018, we issued in aggregate 350,023 shares of our common stock upon conversion of the note to Ms. Liu. No underwriter was involved in the issuance. Because the shares were issued upon conversion of the notes, we did not receive any proceeds from the sale but instead saw a decrease in debt as a result. The above issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act.

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: August 14, 2018	By:	/s/ Yin Yi Jun
	Name:	Yin Yi Jun
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: August 14, 2018	By:	/s/ Tan Wan Hong
	Name:	Tan Wan Hong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

