Form 10-K
period 2018-09-30
Moxian, Inc.
filed 2019-01-15
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55017

MOXIAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3729742
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Units 9B&C, Block D, Fuhua Tower, 8 Chaomenyang North Street, Chaoyang District, Beijing 100027, China	Tel: +86 (0) 010 5332 0602
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $46 million.

As of December 19, 2018, the number of shares of the registrant’s common stock outstanding was 67,357,222.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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
(iv)	Moxian Group Limited, a company incorporated under the laws of the British Virgin Islands (“Moxian BVI”),
(v)	Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”),
(vi)	Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”),
(vii)	Moxian Malaysia Sdn. Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”),
(viii)	Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”),
(ix)	Moxian Technologies (Shanghai) Co. Ltd., a company under the laws of the People’s Republic of China (“Moxian Shanghai”) and
(x)	Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

●	“Common Stock” refers to the Company’s common stock, par value $0.001;

●	“PRC” refers to the People’s Republic of China;

●	“HK” refers to Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “yuan” or “RMB” are to the Chinese yuan (also known as the Renminbi).

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

Moyi, which is owned solely by Chinese shareholders, is granted an Internet Content Provider license (“ICP License”). Businesses in China that are engaged in the business of Internet information services, including online advertisement and e-commerce services, are required to obtain an ICP License. Due to Chinese regulatory restrictions on foreign investments in the Internet sector, we operate our marketing platform and conduct our business through Moyi pursuant to the Moyi Agreements. Under the Moyi Agreements, Moyi will be treated as a variable interest entity in which the Company does not have direct or controlling equity interest but the historical financial results of such entity will be consolidated in our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Due to the transfer of interests from the Original Moyi Shareholders to the New Moyi Shareholders, the Company’s Board of Directors determined that it was appropriate to terminate such Moyi Agreements as the original Moyi Agreements had executed and to execute substantially similar Moyi Agreements with the New Moyi Shareholders. Because the Exclusive Business Cooperation Agreement did not include the Original Moyi Shareholders as a party, it has not been terminated. The Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were officially terminated as to the Original Moyi Shareholders as of January 8, 2018 and new Share Pledge Agreement, Power of Attorney and Exclusive Option Agreement were entered into with the New Moyi Shareholders at the same date. The parties’ intent throughout has been to maintain control of Moyi by Shenzhen Moxian and, by extension, the Company.

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

On November 14, 2016, the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The net proceeds from the offering were approximately $8.5 million after deducting placement agents’ commissions and other estimated offering expenses. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market on November 15, 2016 under the symbol “MOXC”.

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

As of September 30, 2018, and September 30, 2017, our accumulated deficiency was approximately $47.3 million and $38.6 million, respectively. We have not generated any significant recurrent revenue since we started operations and our losses have grown to a level where the Company is unlikely to continue operations unless we have a fresh injection of capital or new funding.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2018, the Company’s current liabilities exceeded the current assets by approximately $10 million, The Company has stopped its sales operations for the time being while it reviews its options going forward.

In November 2016, the Company completed its initial public offering, (“IPO”) with net proceeds of $8.5 million but by September 30, 2017 it had substantially utilized these proceeds and had to resort to further funding.

On November 10, 2017, the Company and Ms. Liu Shu Juan (“Ms. Liu”), a director of the Company, entered into a convertible loan agreement for a line of credit of $1,000,000 or RMB equivalent. In March 2018, pursuant to the loan agreement, Moxian issued an unsecured convertible promissory note, bearing interest at the rate of 4.75% per annum, which note Ms. Liu converted in May 2018. She converted the total outstanding due to her of $1,008,008 into 350,003 ordinary shares of common stock at a conversion price of $2.88 per share.

In May 2018, Ms. Liu granted a further US$4 million facility to the Company bearing interest at the rate of 4.75% per annum and repayable after two years. and due in two years. In the course of fiscal 2018, the Company has principally relied on a draw-down of this facility to continue its operations.

Ms. Liu is the controlling shareholder of Shanghai Shewn Wine Co. Ltd. (“Shanghai Shewn”) which is in the business of distributing red wine and related accessories to retailers in various provinces in China. In November 2017, Ms. Liu seconded her General Manager, Yin Yi Jun (“Ethan Yin”) to work with Moxian in integrating the products and operations of both companies. Ethan Yin was appointed the Chief Executive Officer of Moxian in February 2018.

By the end of September 2018, although a $5.0 million loan had been approved by the Board, Ms. Liu did not proceed with further funding and Ethan Yin resigned as the CEO a month later in November 2018. The $4 million facility has been fully utilized and the Company is in need for further funding in order to continue its normal operations. Because certain staff have not been paid their salary arrears and long-service compensation, they reported their claims to the Shenzhen Labor Tribunal. As a result, the licenses of the Shenzhen Moxian and Moyi have been suspended by the Commerce Bureau and their bank accounts have been frozen. This matter has now been resolved. See Note 11 and 12 in the accompanying notes to the financial statements for further details.

If the Company is unable to obtain the additional funding in the immediate future, it will have to cease operations on a permanent basis. The consolidated financial statements for the years ended September 30, 2018 and 2017 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Market Opportunities

The Company is in the business of mobile applications.

It is estimated that China currently has more than 850 million users actively utilizing mobile applications as a result of the growth of the use of smart-phones, largely due to the availability of low-cost models produced by home-grown manufacturers such as Huawei, Vivo and Oppo.

O2O platforms link online users to physical stores and incorporate mobile payments as a key feature of their applications. Mobile payments are increasingly more popular and prevalent, with many consumers bypassing the use of debit and credit cards. As a result, store-based O2O commerce has experienced rapid growth with total sales of over $100 billion in 2017 and is projected to exceed US$140 billion by 2019.

Moxian has existed on the basis that the mobile application it has developed will be able to capture a share of this market by concentrating on the small and medium-sized enterprises in China that have limited budgets for advertising and marketing and may find that an online platform offers many advantages.

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

Research and Development

Our research and development department is responsible for developing and improving the mobile application, Moxian platform and customer experience in using our products. The Company has invested heavily in research and development efforts, spending over $2 million in each of the years ended September 30, 2018 and September 2017.

Employees

As of September 30, 2018, we had a total of 34 employees, Because of a shortage of funds, the Company has been unable to pay the salaries of some  of its employees. They  have since gone to report their cases to the Labor Tribunal in Shenzhen for arbitration. Please refer to Note 12 to the accompanying financial statements for details.

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

Patents

The Company has terminated its applications for the patents which have previously been reported.

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

Executive Office

Our principal executive offices are located at Units 9B&C, Block D, Fuhua Tower, 8 Chaomenyang North Street, Chaoyang District, Beijing 100027, China. We maintain a website at www.moxian.com. The information contained on our website is not, and should not be interpreted to be, a part of this report.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company. Nevertheless, the Company does not have any unresolved Staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company currently does not own any real property. We are currently renting office space in Beijing. The total monthly rent is RMB 144,000 (approximately $21,000 per month). The Company believes that such office space is sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings to which we, or any of our subsidiaries, are a party other than as disclosed under “Staff Relations” and in Note 12 to the accompanying notes to the financial statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted under the symbol “MOXC” on the OTCQB until November 14, 2016. The Company’s common stock began trading on the NASDAQ Capital Market on November 15, 2016 under the symbol “MOXC”.

For the periods indicated, the following table sets forth the high and low prices per share of common stock. For the period when our common stock was quoted on the OTCQB, the quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2018	High	Low
First Quarter	$3.81	$2.41
Second Quarter	$3.85	$2.45
Third Quarter	$3.27	$1.70
Fourth Quarter	$2.60	$0.76

	High	Low
Fiscal Year 2017	Bid	Bid
First Quarter *	$4.51	$2.60
Second Quarter	$3.30	$2.53
Third Quarter	$3.69	$2.17
Fourth Quarter	$3.83	$2.67

Holders

As of September 30, 2018 and 2017, we had 67,357,222 and 67,007,199 shares of our common stock issued and outstanding, respectively. There were approximately 400 registered owners of our common stock as December 19, 2018.

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

Unregistered Sales of Equity Securities

On May 8, 2018, we issued in aggregate 350,003 shares of our common stock upon conversion of the US$1 million promissory note due to Ms. Liu. Because the shares were issued in exercise of the notes, we did not receive any proceeds from the sale but instead saw a cancellation of the related debt as a result. The above issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2018.

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

The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of the (i) Moxian, Inc., a company  incorporated under the laws of Nevada; (ii) Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”), (iii) Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”); (iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”), (vii) Moxian Malaysia Sdn.Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”), (viii) Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”), (ix) Moxian Technologies (Shanghai) Co. Ltd., (“Shanghai Moxian”) and (x) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

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

Financial Condition

As of September 30, 2018, and September 30, 2017, our accumulated deficiency was approximately $47.3 million and $38.6 million, respectively. The consolidated financial statements for the years ended September 30, 2018 and 201 have been prepared on a going concern basis. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations

For the year ended September 30, 2018 compared with the year ended September 30, 2017

Overview

In November 2017, the Company entered into a convertible loan agreement with Ms. Liu, who is a non-independent director of the Company and also the controlling shareholder of Shanghai Shewn. Shanghai Shewn has an established operation based in Shanghai which distributes red wine and related accessories to the neighboring provinces. Shanghai Shewn and Moxian were to collaborate in their marketing and research and development efforts to promote each other’s products for a greater penetration into the market, especially in the provinces of Jiangsu, Zhejiang Hunan and Guangdong.

Shanghai Shewn seconded Yin Yi Jun (“Ethan Yin”) to work with Moxian, initially as a manager but was appointed as the Chief Executive Officer in February 2018 to spearhead these efforts. Over the course of the fiscal year 2018, Ethan Yin began to integrate the research and development efforts of the two companies and concentrated on marketing efforts in the Shanghai Metropolitan region where Shanghai Shewn has a strong base. To enable better coordination between the marketing and the payment of suppliers, some staff were based in the offices of Shanghai Shewn in the Bund area in Shanghai.

A new company, Shanghai Moxian was also incorporated in January 2018.

Gross Revenues

The Company had sales of $339,947 for the year ended September 30, 2018 compared to $92,205 in the year ended September 30, 2017. The higher level of revenue reflects the new sales exposure in Shanghai where the Shewn operations has an established base of small retailers. There was also a maiden contribution of about $52,000 from the sale of advertising space in the Moxian platform.

Operating Expenses

Operating expenses for the years ended September 30, 2018 and 2017 were $8.9 million and $13.7 million, respectively and comprised two major items: research and development expenses and selling, general and administrative charges. In 2017, there was also a charge of $3.0 million taken for the impairment in intangible assets.

Research and development expenses in 2018, at $2.2 million, were marginally higher than the $2.1 million recorded in 2017. In 2018, the Company made a conscious effort to deploy outside consultants to accelerate the development work instead of relying on local full-time staff. This has the advance of a quicker response to the market but also increased related costs in travelling as the outside consultants are based in the United States.

Selling, general and administrative costs in 2018 amounted to $4.8 million lower than the $6.6 million charge as a result of a reduction in advertisement agency fees payable to Xinhua New Media. In fiscal year 2018, the Company shifted its primary focus on sales to research and development as Shanghai Shewn already had a strong sales force so those counterparts in Shenzhen were gradually released through voluntary attrition. In 2017, there were also one-off costs relating to investor relations and the IPO in the first quarter of that fiscal year which explained part of the reduction.

Also of note for the decrease in operating expenses were the lower $0.7 million charge for depreciation and amortization against the $1.1 million taken in 2017. This is due to the fact that many of the fixed assets in Shenzhen have been gradually fully provided  for as the Company has been in business for more than three years since it commenced its operations inception.

Net Loss

The Company registered a net loss of $8.5 million in 2018 against $13.6 million in 2017. While this apparently reflects an improvement, the revenue base is still weak and cannot sustain the operating costs of the Company even at this lower level.

The O2O landscape in China is extremely competitive and developing at an accelerated level with major players, having established a stronger footing in the market over the last three years, can deliver the momentum in both the merchants’ expectations and the consumers’ demand. It is increasingly difficult for start-up operations to keep pace with industry changes.

Liquidity and Capital Resources

Net cash provided by financing activities for the year ended September 30, 2018 was approximately $6.5 million compared with $8.5 million for the year ended September 30, 2017. The Company obtained a $4.0 million credit facility from Ms. Liu in May 2018 and over the course of the next few quarters, drew down on this facility. In addition, the Company also converted the previous $1.0 million convertible loan into equity.

During the year ended September 30, 2017, the Company completed a public offering with gross proceeds of approximately $10 million. After deducting placement agents’ commissions and other offering expenses of approximately $1.0 million, the net proceeds was $9.0 million, of which $500,000 was placed in an indemnification escrow account. In addition, during the year ended September 30, 2017, the Company also received proceeds of approximately $5.8 million from various related party loans and repaid the bulk of such related party loans of approximately $5.9 million with the IPO proceeds.

As of the date of this report, the Company is relying on financial support from its shareholders and a related party. The Company does not envisage a significant improvement in financial condition and is exploring various strategic options which may involve issuing more securities to public or private investors.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will have to cause a temporary halt in its operations. Such an action will have a material adverse effect on its business, prospects, financial condition and results of operations and cast substantial doubts about the ability of the Company to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

The Company currently recognizes revenue from the sale of merchandise through its online platforms. Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: it is the primary obligor of the sales arrangements, is subject to inventory risks of physical loss, has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables from customers.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar (“U.S. dollar”) so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficiency. A translation loss of $42,522 and a translation gain of $108,710 are recognized in the statements of operations and comprehensive loss for the year ended September 30, 2017 and 2016, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2018	September 30, 2017
RMB:USD	6.8686	6.6549
HKD:USD	7.8259	7.8116
RM:USD	4.1370	4.2225

Items in the statements of operations and comprehensive loss, and statements cash flows

	Years Ended September 30,
	2018	2017
RMB:USD	6.5368	6.8135
HKD:USD	7.8324	7.7799
RM:USD	4.0288	4.3418

Recently Issued Accounting Pronouncements

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of September 30, 2018 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended have been audited by Centurion ZD CPA & Co. The financial statements for the year ended September 30, 2017 were audited by Friedman LLP. Both Centurion ZD CPA & Co. and Friedman LLP are independent registered public accounting firms. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 30, 2018, the Company appointed Centurion ZD CPA & Co as the Company’s independent registered public accounting firm for the quarter ending December 31, 2018 and the fiscal year ended September 30, 2018.

Friedman LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016. On November 30, 2018, Friedman LLP resigned . Friedman LLP’s report on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the period of Friedman LLP’s engagement by the Company, there were no disagreements with Friedman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Friedman LLP, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods. In addition, no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the period of Friedman LLP’s engagement and the subsequent interim period preceding Friedman LLP’s dismissal.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the year covered by this report. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyzing such information to determine the extent to which such information requires disclosure, in the reports filed with the Securities and Exchange Commission.

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

Management’s Report on Internal Control over Financial Reporting

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

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2018:

(1)	Too frequent changes in board composition as independent directors resign over a slow settlement of their fees even though they have no major disagreements with the Company

(2)	Lack of timely communication between the CEO and the Board of Directors

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels

(4)	The CEO did not have a comprehensive understanding of the NASDAQ Listing Rules and SEC Reporting Requirements and did not spend sufficient time at the Company’s principal place of business in Shenzhen as he was based in Shanghai

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Replaced the CEO on November 17, 2018 with a senior director more experienced and well-versed in good corporate governance issues

(2)	Ensure that the Audit Committee meets regularly and review all related party transactions to ensure that they are in the best interest of the Company.

(3)	Hold quarterly board meetings.

(4)	Started a program to review document several key operating cycles of the Company, ensuring that there are sufficient internal controls at key points and segregation of important duties.

(5)	Designed and monitored controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(6)	Continued to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position

Hao Qinghu	57	Chief Executive Officer and Non-Independent Director
Tan Wanhong	65	Chief Financial Officer
Liu Tao	57	Chairman of the Board and Non-Independent Director
Choong Khuat Leok, Lionel	56	Independent Director and Chair of Audit Committee
Dr. Yu Lin	32	Independent Director and Chair of Compensation Committee
Wang Yingjie, Wendy	42	Independent Director and Chair of Corporate Governance and Nominating Committee

Mr. Hao Qinghu has served as a director of the Company since January 1, 2016. Mr. Hao has more than 20 years of experience in managing business operations and business strategy. Since September, 2015 he has been the General Manager of Moxian Beijing — a subsidiary of Moxian, Inc., in charge of Moxian Beijing’s overall operations. From June 2014 until September 2015, Mr. Hao was a Deputy General Manager of Xinhua Huamei Investment Management Co., Ltd. From 2005 until May 2014, Mr. Hao was a General Manager of Shandong Debang Construction Science and Technology Co., Ltd, where he was responsible for day-to-day operations and business development. Mr. Hao received his EMBA from Tsinghua University. Mr. Hao was a board appointee of Xinhua Huifeng Equity Centre (Limited Partnership). The Board of Directors reached a conclusion that Mr. Hao should serve as a Director of the Company based on his extensive experience in PRC Company management.

Mr. Tan Wanhong has served as our Chief Financial Officer since July 25, 2016. Mr. Tan trained with Grant Thornton in Liverpool, UK and was admitted as an Associate of the Institute of Chartered Accountants (England and Wales) in 1980. He started his career with KPMG Kuala Lumpur in 1981 and in July that year, was promoted to be the Resident Manager of the Penang Office. In 1983, Mr. Tan joined a listed client as the Group Financial Controller before leaving for Sime Darby, Malaysia’s largest Asian-based conglomerate in 1986 as the Group Chief Accountant. He had a successful career with Sime Darby, holding various senior positions over a span of 18 years but left in 2004 following a reorganization of the group. In 2007, Mr. Tan joined Hong Leong Asia, Singapore on a specific assignment in China which he completed in 2009. He then took the post of Head of Investor Relations with 361 Degrees International, a Mainland sportswear group listed on the Stock Exchange of Hong Kong. where he stayed for a further six years.

Mr. Choong Khuat Leok, Lionel, has over 33 years of working experience in accounting, auditing, internal control, corporate finance and corporate governance. Mr. Choong started his working career with BDO Binder Hamlyn (“BDO”) in London in 1984 where he was later promoted as the supervisor and manager for the banking and financial services team which managed various projects in structured finance as well as consultation projects for BDO’s client’s initial public offerings. During his term with BDO, Mr. Choong gained the Institute of Chartered Accountants in England and Wales (ICAEW) Certification as a certified accountant.

In 1992, Mr. Choong joined Deloitte & Touche (“Deloitte”) as a manager of assurance and advisory department where he was responsible for consulting and audit work for clients. Mr. Choong was then promoted to principal and later partner of Deloitte where he focused on public company capital raising and mergers and acquisitions (“M&A”). In 2002, Deloitte & Touche Corporate Finance Ltd was established to provide strategic M&A advisory services, at which Mr. Choong was responsible for business development.

In 2003, Mr. Choong left Deloitte to provide corporate advisory services to the major shareholder of Byford International Ltd (“Byford”), the global brand owner of Byford, Baby-Q and related trademarks, where he first served as a non-executive director and was later appointed as executive director, Chief Financial Officer (“CFO”), company secretary and authorised representative of Byford to the Stock Exchange of Hong Kong Ltd (“HKX”). During his three years of services with Byford, Mr. Choong has facilitated the listing of Byford on the Growth Enterprise Market of the HKX, the acquisition of Byford by Roly International Holdings Ltd (“Roly”), a company listed on the main board of Singapore Exchange Securities Trading Limited, as well as the post-acquisition integration of Byford with Roly.

Dr. Yu Lin was appointed as a director of the Company on January 4, 2019. Previously he was a director from August 15, 2017 to January 4, 2018. He obtained a Master’s Degree in Management from the School of Economics and Management of Beijing Jiatong University in 2009 and a Doctorate degree in Industrial Economics from Wuhan University of Technology in 2016. In 2009, Dr. Yu joined the Telecommunication Research Institute, a national think-tank, under the Ministry of Industry and Information Technology. The Board of Directors believes that Dr. Yu should serve as an Independent Director of the Company based on his extensive experience in corporate governance.

Ms Wang Yingjie, Wendy was appointed a director of the Company on January 4, 2019. Previously she was a director from September 28, 2017 to January 4, 2018. She has been the President and Chief Executive Officer of Wetland Media, Inc. since July 2016. She is also a director of Dinghaoyicheng Technology (Shanghai) Ltd. Co. Ms Wang was the Chief Executive Officer of BZM Innovation Technology, a Fin-tech company from November 2014 to June 2016. From October 2011 to October 2014, Ms. Wang was a business partner at Shiatang Technology where she was responsible for operational and business strategies. Ma Wang received her Master’s degree in Scientific, Technical and Medical Translation and Translation Technology from Imperial College, London in 2004 and her Bachelor’s degree in Foreign Languages, Literature and International Business from Tianjin Foreign Languages University in 1998. The Board of Directors believes that Ms Wang should serve as an Independent Director of the Company based on her experience.

Mr. Liu Tao was appointed a director of the Company on September 28, 2018. He obtained a degree in industrial accounting at the Beijing Commercial College in 1998. Since 2017 Mr. Liu has been the chair of the board of Chengdu Boyatang Cultural Media Co., Ltd, a company that focuses on modern science and technology in branding and marketing. Previously, from January 2003 to July 2017, Mr. Liu was in charge of the financial, logistics, supply, marketing and media departments of PetroChina Jilin Petrochemical Co Ltd Jilin, a branch of China National Petroleum Corporation, a major Chinese national oil and gas corporation of and one of the largest integrated energy groups in the world. During that period, Mr. Liu specialized in internal management and long-term development planning.

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

Pursuant to the terms of the Subscription Agreement with Xinhua Huifeng Investment Center Co., Ltd. (Beijing), or Xinhua, upon the completion of the subscription, Xinhua had the right to nominate one member to the Board of Directors. Mr. Hao Qing Hu, who is a nominee of Xinhua, was appointed the Chairman and Chief Executive Officer on September 29, 2017.

Director Independence

The Board of Directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the Board of Directors determined that each of Lionel Choong, Dr. Yu Lin and Wendy Wang are independent within the meaning of the NASDAQ rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors has adopted written charters for each of these committees. All our three independent directors are members of the board committees. Copies of the charters are available on our website. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

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

Our Board of Directors has affirmatively determined that each of the members of the Audit Committee meets the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and NASDAQ rules. In addition, our Board of Directors has determined that Lionel Choong qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NASDAQ rules.

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

Board Oversight

The Board of Directors will oversee a company-wide approach to risk management. Our Board of Directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board of Directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

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

To the best of our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2018 fiscal year, our directors and executive officers who owned more than 10% of our common stock complied with Section 16(a) filing requirements. We do not however, believe that all other such persons who own more than 10% of our common stock complied with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended September 30, 2018 and 2017 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this annual report.

Name and Principal Position	Year	Salary ($)	Total ($)

Hao Qinghu	2018	Nil	Nil
CEO	2017	Nil	Nil
Tan Wanhong	2018	73,430	73,430
CFO	2017	63,920	63,920

Outstanding Equity Incentive Awards At Fiscal Year-End

None.

DIRECTORS’ COMPENSATION

	Period Served		Fees Earned or
Name	Appointed	Resigned	Paid in Cash ($)

Hao Qinghu	09-28-17	*	60,000
Chan Fook Meng	08-15-17	09-28-17	Nil
Liu Shu Juan	08-15-17	09-28-17	Nil
Dr. Yu Lin	08-15-17	01-31-18	13,500
	04-01-19	*
James Tan		09-28-17
Lin Kuan Liang, Nicolas	09-28-17	10-31-18	36.000
Wang Yingjie, Wendy	09-28-17	03-27-18	18.000
	01-04-19	*
Yang Nan	09-28-17	01-31-18	20,000
Lam Mun Tong	05-02-18	10-31-18	9,000
Sun Cai Di	05-02-18	11-18-18	18,000
Choong Khuat Leok, Lionel	05-11-18	*	13.500
Ajay Rajpal	09-28-17	06-30-18	36,000
Lim Yew Seng	09-28-18	12-26-18	Nil
Liu Tao	09-28-18	*	Nil

•	Current member of the Board

DIRECTOR COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2018, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 67,357,222 shares of our common stock outstanding as of December 19, 2018.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors

Liu Tao Director	Nil	0%

Hao Qinghu Director	4,095,010	6.11%

Wang Yingjie, Wendy Independent Director	Nil	0%

Choong Khuat Leok, Lionel Independent Director	Nil	0%

Dr. Yu Lin Independent Director	Nil	0%

Tan Wanhong Chief Financial Officer	Nil	0%

All officers and directors as a group (8 persons named above)	4,095,010	6.11%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Securities Holders

Good Eastern Investment Holding Limited(1) 10 Anson Road #35-11 International Plaza Singapore 079903	9,990,000	14.91%

Low Mei Chiek 147-C, Taman Pringgit Jaya, Melaka, 75400 Malaysia	9,915,000	14.80%

Global Innovative Investment Group Limited 228 Park Ave. South, #82217, New York, NY 10003	9,915,000	14.80%

Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership)(2) Beijing City, Haiding District, Zhongguan Village, 66 North Road, Block 1, Level 2, Room 05-079	4,095,010	6.11%

Rebel Group, Inc.(3) 7500A Beach Road, Unit 12-313, The Plaza, 199591	3,891,000	5.81%

(1)	Mr. Tan, a former CEO of the company, is a sole member and director of Good Eastern Investment Holding Limited and is deemed to have sole voting and dispositive power over the shares.

(2)	Includes 4,095,010 shares of Common Stock that Beijing Xinhua Huifeng Equity Investment Centre (Limited Partnership) owns, of which Mr. Hao is a partner

(3)	Mr. Leong Khien Kiee and Mr. Leong Aan Yee, are the directors of Rebel Group, Inc. and are deemed to share voting and dispositive power over the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following is a description of transactions since October 1, 2016, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

For the year ended September 30, 2018, the Company made borrowings aggregating $5,032,760 from Ms. Liu. There were no repayments to any related party.

During the year to September 30, 2017, details of the related party transactions are as follows:

Bayi

	Borrowings	Repayments

Moxian Shenzhen	$3,928,164 (RMB 26,764,695)	$3,328,102 (RMB 22,676,148)
Moyi	$96,866 (RMB 660,000)	$96,866 (RMB 660,000)
Moxian HK	$190,233 (HKD 1,479,990)

The loans and advances made by the related parties to Moxian HK, Moxian Shenzhen and Moyi are unsecured, interest free and due on various dates specified on the loan agreements.

As of September 30, 2018 and 2017, the loan payable balance to Bayi was $1,310,772 and $1,347,055 respectively. Bayi was no longer a related party of the Company since it ceased to be a shareholder of the Company as of September 30,2017. The loan payable is disclosed as other loan payable in the consolidated balance sheets.

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

Xinhua

During the year ended September 30, 2017, Moxian Beijing repaid $108,607 (RMB 740,000) to Xinhua and Moxian Shenzhen repaid $374,255 (RMB 2,550,000) to Xinhua. As of September 30, 2018 and 2017, the Company had loan receivable balance of $. The balance bears no interest and is due on demand.

Liu Shu Juan

On May 8, 2018, the Company and Ms. Liu Shu Juan, a director of the Company, entered into loan agreement for a line of credit of $4,000,000 or its RMB equivalent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2018	2017
Audit fees	$198,000	$220,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$198,000	$220,000

The category of “Audit fees” (excluding out of pocket expenses) includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

On November 8, 2018 Friedman LLP resigned as the independent auditors of the Company and on November 30, 2018, Centurion ZD CPA & Co were appointed.

All above audit services and audit related services were pre-approved by the Board of Directors and Audit Committee for the fiscal years ended September 30, 2018 and 2017, which concluded that the provision of such service by each of Centurion ZD CPA & Co. and Friedman LLP respectively were compatible with maintenance of the firm’s independence in the conduct of its audits.

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

MOXIAN, INC.

Date: January 15, 2019	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: January 15, 2019	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MOXIAN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders of Moxian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moxian, Inc. (the “Company”) as of September 30, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for year ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

Hong Kong, 15 January 2019

We have served as the Company’s auditor since 2018

MOXIAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,737	$18,494
Restricted cash	170,000	-
Inventories		3,130
Prepayments, deposits and other receivables, net	-	152.548

Total current assets	299,737	174.172

Restricted cash, long-term	-	500,000

Property and equipment, net	-	686.296

TOTAL ASSETS	$299,737	$1,360,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accruals and other payables	$3,381,152	$1,861.519
Loan payable, other	1,310,772	1.347.035
Loans payable, related parties	5,989,371	1.110.884
	-
Total current liabilities	10,681,295	4.319,438

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares, 67,357,222 and 67,007,199 shares issued and outstanding as of September 30, 2018 and 2017, respectively	67,357	67,007
Additional paid-in capital	36,483,440	35.475,722
Accumulated deficit	(47,277,960)	(38,682,546)
Accumulated other comprehensive income	345,605	180,847
Total stockholders’ deficiency	(10,381,558)	(2,958,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$299,737	$1,360,468

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	For the Year
	Ended	Ended
	September 30, 2018	September 30, 2017
Revenues	$339,947	$92,205
Cost of revenues	(8,328)	(16,117)
Gross profit	331,619	76,088

Depreciation and amortization	681,596	1,097,046
Research and development	2,247,170	2,146,508
Advertising agency fee	1,145,519	830,755
Impairment charge on intangible assets	-	3,009,732
Selling, general and administrative	4,796,788	6,603,091
Loss from operations	(8,539,454)	(13,611,044)

Finance expense	(60,657)	(102)
Interest income	160	2,082
Foreign exchange loss	(1,789)	-
Other income (expenses)	6,326	11,821
Loss before income tax	(8,595,414)	(13,597,243)

Income tax (provision) benefit	-	(96,507)
Net loss	(8,595,414)	(13,693,750)

Other comprehensive income (loss)
Foreign currency translation adjustments	164,758	(42,522)
Comprehensive loss	$(8,430,656)	$(13,736,272)

Basic and diluted loss per common share	$(0.13)	$(0.21)

Basic and diluted average number of common shares outstanding	67,357,222	66,576,911

See accompanying notes to consolidated financial statements

MOXIAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the years ended September 30, 2018 and 2017

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance, September 30, 2016	64,005,949	$64,006	$24,691,259	$(24,988,796)	$223,369	$(10,162)

Issuance of shares	2,501,250	2,501	8,784,963	-	-	8,787,464
Conversion of related party debt	500,000	500	1,999,500	-	-	2,000,000
Net loss				(13,693,750)	-	(13,693,750)
Foreign currency translation adjustment	-	-	-	-		(42,522)

Balance, September 30, 2017	67,007,199	$67,007	$35,475,722	$(38,682,546)	$180,407	$(2,958,970)

Issuance of shares for convertible debt	350,023	350	1,007,718			1,008,068
Net loss	-	-	-	(8,595,414)	-	(8,595,414)
Foreign currency translation adjustment	-	-	-	-	164,758	164,758

Balance, September 30, 2018	67,357,222	$67,357	$36,483,440	$(47,277,960)	$345,605	$(10,381,558)

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year			For the Year
	Ended			Ended
	September 30, 2018			September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(8,595,414)		$(13,693,750)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization		701,816		1,097,046
Impairment charge on intangible assets		-		3,009,732
Disposition of property and equipment				36,356
Bad debt provision		(25,916)		14,677
Inventory provision
Deferred tax benefits (expenses)				96,507
Changes in operating assets and liabilities:
Restricted cash				64,210
Inventories				6,567
Prepayments, deposits and other receivables		166,912		388,307
Deferred offering costs		-
Accruals and other payables		1,620,087		431,442
Net cash used in operating activities		(6,130,332)		(8,548,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment			)	(48,274)
Purchase of intangible assets			)	(20,215)
Net cash used in investing activities			)	(68,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans		5,152,534		5,784,137
Repayments of related party loans		-		(5,897,869)
Issuance of shares to related party		1,008,068
Releases from IPO Escrow Account, restricted cash		330,000		(500,000)
Gross proceeds from Initial Public Offering – stock issuance		-		10,005,000
Direct costs disbursed from Initial Public Offering proceeds		-		(927,302)
Net cash provided by financing activities		6,490,602		8,463,966

Effect of exchange rates on cash and cash equivalents		(249,027)		95,343
Net decrease in cash and cash equivalents		111,243		(58,086)
Cash and cash equivalents, beginning of year		18,494		76,580
Cash and cash equivalents, end of year		$129,237		$18,494

Supplemental cash flow disclosures:
Cash paid for interest expense		$-		$-
Cash paid for income taxes		$-		$-

Non-cash investing and financing activities:
Issuance of shares for subscription payable	$			$2,000.000
Reclassification of deferred Initial Public Offering costs to additional paid in capital	$			$290,234
Warrants issued to placement agents in connection with the Company’s Initial Public Offering	$			$280,042
		-
		-
		-

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

As of September 30, 2018. only Moxian Shenzhen, Moyi and Moxian Beijing have business operations. The other companies are all dormant.

On November 14, 2016, the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds from the offering were approximately $10,005,000 before deducting placement agents’ commissions and other offering expenses, resulting in net proceeds of approximately $8.5 million. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on November 15, 2016 under the symbol “MOXC”.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Current assets	$-	$3.082
Non-current assets	-	-
Total assets	$-	$3,082

Current liabilities	$2,043,779	$732,910
Non-current liabilities	-	-
Total liabilities	$2,043,779	$732,910

As of September 30, 2018 the Commerce Bureau of the Shenzhen Government has suspended the licenses of Shenzhen Moxian and Moyi because certain ex-employees have reported that their claims for salary arrears and long-service compensation have not been paid. As of September 30, 2018, the Company is in the process of resolving these through arbitration. (See Note 12)

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2018, the Company’s current liabilities exceeded the current assets by approximately $10 million, its accumulated deficit was approximately $47.3 million and the Company has incurred losses since inception.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Going Concern (continued)

On November 14, 2016, the Company completed its initial public offering (“IPO”) with net proceeds of $8.50 million after deducting placement agents’ commission and other offering costs, which helped the Company’s cash flow in fiscal 2017. However, as of the date of this report, the Company has utilized all of the IPO proceeds and is not generating sufficient revenue to support its operations. The Company hopes to fund its cash flow shortfalls as follows:

●	Financial support commitments from the Company’s major stockholders

●	Seeking additional public and/or private issuance of securities.

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement of $1,000,000 or its RMB equivalent. Pursuant to the loan agreement, the Company issued an unsecured convertible promissory note, carrying an interest rate of 4.75% per annum and due in one year. On May 8, 2018, Liu converted the total outstanding of $1,008,068 into 350,023 shares of the Company’s common stock at a price of $2.88 per share. The conversion price was calculated using the price of daily volume weighted average price per share for the 20 consecutive business days prior to the conversion.

On May 11, 2018, the Company and Ms. Liu entered into a loan agreement for a line of credit of $4,000,000 or its RMB equivalent, bearing interest of 4.75% per annum and due in two years. As of September 30, 2018, the line has been fully drawn down and the total outstanding to Ms. Liu is $ 5,032,760. This amount exceeded the agreed loan of $4,000,000 and is not covered by any agreement.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended September 30, 2018 and 2017 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. As of September 30, 2018 and 2017, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Restricted cash

Restricted cash represented cash held by depository banks in order to comply with the provisions of certain debt agreements, as well as the cash held in an indemnification escrow account pursuant to the financing agreement signed with the placement agents.

Under the terms of the placement agreement, the cash of $500,000 in the escrow account must be kept for a period of two years after the completion of the IPO, therefore, recorded as restricted cash, long-term as of September 30, 2017. On November 9, 2017, $330,000 was released from this account with the approval of the placement agents and the escrow agents. On January, the balance of $170,000 was released.

Inventories

Inventories consist of merchandise and are stated at the lower of cost or market value, and cost is calculated on the moving weighted average basis. The cost of inventories comprises all costs of purchases and other costs incurred in bringing the inventories to their present condition. As of September 30, 2018 and 2017, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price.

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

Due to the continuing losses from operations with minimal revenues, the Company recognized impairment losses of $3,009,732 for the IP rights and other intangible assets during the years ended September 30, 2017 resulting in a nil value as of September 30, 2018 and 2017.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

Revenue recognition

The Company currently recognizes revenue from the sale of merchandise through its online platforms. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded on a gross basis, net of surcharges and value added tax (“VAT”). The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: it is the primary obligor of the sales arrangements, is subject to inventory risks of physical loss, has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables from customers.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.  The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2018 and 2017, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of September 30, 2018, the tax years ended December 31, 2011 through to December 31, 2017 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, USD so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficiency. Translation gain of $164,758 and a translation loss of $42,522 are recognized in the statements of operations and comprehensive loss for the years ended September 30, 2018 and 2017, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2018	September 30, 2017
RMB:USD	6.8686	6.6549
HKD:USD	7.8259	7.8116
RM:USD	4.1370	4.2225

Items in the statements of operations and comprehensive loss, and statements cash flows:

	Years Ended September 30,
	2018	2017
RMB:USD	6.5368	6.8135
HKD:USD	7.8324	7.7799
RM:USD	4.0288	4.3418

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

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

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive. Due to the Company’s net loss for the years ended September 30, 2018 and 2017, the basic and diluted loss per share are same for the years ended September 30, 2018 and 2017.

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

3.	Prepayments, deposits and other receivables, net

	September 30, 2018	September 30, 2017

Prepayments to suppliers	$567,934	$57,551
Rental and other deposits	341,674	107,040
Employee advances and others	32,240	21,393
Sub total	941,848	185,984
Less: allowance for doubtful accounts	(941,848)	(33,436)
Prepayments, deposits and other receivable, net	$-	$152,548

The bad debt provision for the years ended September 30, 2018 and 2017 was $ 908,412 and $33,436 respectively.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and equipment, net

	September 30, 2018	September 30, 2017

Electronic equipment	$2,319,545	$2,333,401
Furniture and fixtures	70.596	80,780
Leasehold improvements	263,609	361,544
Total property and equipment	2,653,750	2,775,725
Less: Accumulated depreciation and amortization	(2,653,750)	(2,089,429)
Total property and equipment, net	$-	$686,296

Depreciation and amortization for the years ended September 30, 2018 and 2017 were $681,596 and $1,097,046, respectively.

5.	Intangible assets, net

As of September 30, 2018 and 2017, the Company has the following amounts related to intangible assets:

	September 30, 2018	September 30, 2017

IP rights	$1,410,335	$1,410,355
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended September 30, 2018 and 2017 totaled Nil and $278,158, respectively.

Due to the continuing losses from operations, the Company recognized an impairment loss of $3,009,732 for the IP rights and other intangible assets for the year ended September 30, 2017.

6.	Accruals and other payables

	September 30, 2018	September 30, 2017

Salary payable	$403,986	$379,902
Advances from customers	-	61,078
Other tax payable	-	28,625
Accrued expenses	2,691,684	1,275,466
Other payables	285,482	116,448
Total	$3,381,152	$1,861,519

7.	Loan payable, other

On May 15, 2017, the Company and Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company on an as needed basis to support the Company’s working capital. Any withdrawal from this line is non-interest bearing and shall be repaid on demand and before the maturity date of the line of credit. The maturity date of the unsecured line of credit was May 15, 2018 but has been extended indefinitely. As of September 30, 2018 and 2017, the loan payable to Bayi was $1,310,772 and $1,347,035, respectively.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances

The table below sets forth the entities that are regarded as related parties having transactions for the year ended September 30, 2017 and of the balances as of September 30, 2018 and 2017, respectively.

Name	Relationship with the Company

Beijing Xinhua Huifeng Equity Investment Center Limited Partnership (“Xinhua”)	A Shareholder of the Company

Hao Qing Hu	Chief Executive Officer and Director of the Company
Vertical Venture Capital Group Limited	A below 5% shareholder of the Company

Liu Shu Juan	A less than 1% Shareholder of the Company, Ex-Director and Legal Representative of Shanghai Shewn Wine Co. Ltd.

Details of loans payable (receivable) – related parties are as follows:

	September 30,2018	September 30, 2017
Loan payable (receivable)

Vertical Venture Capital Group Limited	$979,907	$1,133,228
Liu Shu Juan	5,032,760	(24,042)
Xinhua	(23,296)	1,698

	5,989,371	1.110.884

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (continued)

Liu Shu Juan

On November 10, 2017, the Company and Ms. Liu Shu Juan, a director of the Company, entered into a convertible loan agreement of $1,000,000 or its RMB equivalent. Pursuant to the loan agreement, the Company issued an unsecured convertible promissory note, carrying an interest rate of 4.75% per annum and due in one year. On May 8, 2018, Liu converted the total outstanding of $1,008,068 into 350,023 shares of the Company’s common stock at a price of $2.88 per share. The conversion price was calculated using the price of daily volume weighted average price per share for the 20 consecutive business days prior to the conversion.

On May 11, 2018, the Company and Ms. Liu entered into a loan agreement for a line of credit of $4,000,000 or its RMB equivalent, bearing interest of 4.75% per annum and due in two years. As of September 30, 2018, the line has been fully drawn down and the total outstanding to Ms. Liu $ 5,032,760. This amount exceeded the agreed loan of $4,000,000 and is not covered by any agreement.

The following details relate to the year ended September 30, 2071 and are only given for comparison purposes.

For the year ended September 30, 2017, the Company made repayments, net of borrowings, aggregating $113,732 to related parties. .

The loans and advances made by the related parties to Moxian HK, Moxian Shenzhen, Moyi, Moxian Beijing and Moxian Malaysia and are unsecured, interest free and due on various dates specified on the loan agreements.

During the year to September 30, 2017, details of the related party transactions are as follows:

Bayi

	2018		2017
	Borrowings	Repayments	Borrowings	Repayments

Moxian Shenzhen	-	-	$3,928,164 (RMB26,764,695)	$3,328,102 (RMB 22,676,148)
Moyi	-	-	$96,866 (RMB 660,000)	$96,866 (RMB 660,000)
Moxian HK	-	-	$190,233 (HKD 1,479,990)	-

As of September 30, 2018 and 2017, the loan payable balance to Bayi was $1,310,772 and $1,347,035, respectively. As of September 30, 2017, Bayi was no longer a related party of the Company since Bayi is no longer a shareholder of the Company. As a result, the loan payable to Bayi was recorded separately on the Company’s consolidated balance sheets (see Note 7).

Vertical Venture

	2018		2017
	Borrowings	Repayments	Borrowings	Repayments

Moxian HK	$4,976 (HKD 38,945)	-	$552,298 (HKD 4,296,810)	$1,335,990 (HKD10,393,844)
Moxian SZ	-	-	$987,739 (RMB 6,730,000)	-

As of September 30, 2018 and 2017, the loan payable balance to Vertical Venture was $1,111,530 and $1,133,228, respectively.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Capital stock

Note Conversion

On September 7, 2016, the Company entered into two note conversion agreements with Bayi and Moxian China Limited. The note conversion agreements permitted the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of the Company’s common stock at the IPO price. The Company announced a successful completion of its IPO on November 14, 2016 with an IPO price of $4.00 per share. As of September 30, 2016, the Company included the $2 million worth of shares to be issued as stock subscription payable in accordance with ASC 480-10-25-14. On January 3, 2017, the Company issued 500,000 shares of its common stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement of stock subscription payables in accordance to the note conversion agreements signed on September 7, 2016.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Capital stock (continued)

Public Offering Warrants

In connection with and upon closing of the Public Offering on November 14, 2016, the Company issued warrants equal to four percent (4%) of the shares issued in the Public Offering, totaling 100,050 units to the placement agents for the offering. The warrants carry a term of five years, and shall not be exercisable for a period of nine months from the closing of the Public Offering and shall be exercisable at a price equal to $4.60 per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders’ equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ deficiency.

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042.  The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of September 30, 2018, 100,060 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

Stock reverse split

As of September 30, 2018, there were no warrants or options outstanding to acquire any additional shares of Common Stock of the Company.

10.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of September 30, 2018, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (NOL) carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to September 30, 2018, as the Company has cumulative foreign losses as of September 30, 2018.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2018 and 2017 and therefore, Moxian HK was not subject to Hong Kong profits tax.

Malaysia

Moxian Malaysia did not have taxable income for the years ended September 30, 2018 and 2017. The management estimated that Moxian Malaysia will not generate any taxable income in the future.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

As of September 30, 2018, the Company had net operating loss carry forwards of approximately of $20.2 million in PRC tax Jurisdiction, which expires in the years 2018 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2018. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2018.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to September 30, 2018.

The Company’s effective income tax rates were 0% and 0.7% for the years ended September 30, 2018 and 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	September 30, 2018	September 30, 2017

U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(24.3)%
Effective tax rate	0%	0.7%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of September 30, 2017.

As of September 30, 2018 and 2017, the valuation allowance was approximately $9.0 million, For the year ended September 30, 2018 and 2017, there was an increase of Nil and $$3,254,146 in the valuation allowance.

	September 30, 2018	September 30, 2017

Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2018 and 2017 were $652,315 and $652,315 respectively. As of September 30, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended September 30,

2019	$252,000
2020	231,000
Total minimum lease payments	$483,000

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement expires on December 31, 2020 and the sponsor agreement expired on December 31, 2017,

The Company entered into amendments with Xinhua New Media for both the agency agreement and sponsor agreement during the year ended December 31, 2017. The fees payable under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. In April 2018, the Company further negotiated with Xinhua New Media and the fees for the year ended December 31, 2018 have been waived on the understanding that past arrears have to be made good.

Legal Proceeding

As of September 30, 2018, the Company is not aware of any material outstanding claim and litigation against them.

12.	Subsequent events

Arbitration proceedings

Because certain ex-employees of Shenzhen Moxian and Moyi were not paid their salary arrears and long-service compensation, they reported their claims to the Shenzhen Labor Tribunal for arbitration. As a result, the licenses of these two companies have been suspended by the Commerce Bureau and their bank accounts frozen. On January 9, 2019, the Company settled the bulk of these claims in the amount of RMB 845,000 (approximately $123,000) and will be applying for a lifting of the suspension.

