Form 10-Q
period 2018-12-31
Moxian, Inc.
filed 2019-02-19
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  001-37902

MOXIAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3729742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Units B&C, 9/F, Block D, Fuhua Tower,

8 Chaoyangmen North Street, Dongcheng District, Beijing 100027, China

(Address of Principal Executive Offices)

Tel: +86 (010) 5332-0602

Registrant’s telephone number, including area code)

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

As of February 9, 2019, the registrant had 67,357,202 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2018	September 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$303,962	$129,737
Restricted cash	-	170,000

Total current assets	303,962	299,737

	-

TOTAL ASSETS	$303,962	$299.737

LIABILITIES AND STOCKHOLDERS’ Deficiency
CURRENT LIABILITIES
Accruals and other payables	$3,381,152	$3.381.152
Loan payable – Related Parties	5,989,371	5.989,371
Loans payable – Other	1,310,772	1,310,772
Total current liabilities	10,681,295	10,681,295

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 67,357,222 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	67,357	67,357
Additional paid-in capital	36,483,440	36,483,440
Accumulated deficiency	(47,276,882)	(47,277,960)
Accumulated other comprehensive income	348,752	345,605
Total stockholders’ deficiency	(10,377,333)	(10,381,558)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$303.962	$299,737

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended December 31,
	2018	2017

Revenues	$144,515	$61,086
Cost of revenues	-	(10,067)
Gross Profit	144,515	51,019

Depreciation and amortization	-	200,372
Research and development	-	263,554
Selling, general and administrative	143,437	1,482,842
Loss from operations	1,078	(1,895,749)

Other income, net	-	16,466
Gain/(Loss) before income tax	1,078	(1,879,283)

Income tax expense	-	-
Net gain/(loss)	1,078	(1,879,283)

Other comprehensive loss
Foreign currency translation adjustments	3,147	(89,310)
Comprehensive gain/(loss)	$4,225	$(1,968,593)

Basic and diluted loss per common share	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	67,357,202	67,007,199

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain/(loss)	$1,078	$(1,879,283)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	200,372
Bad debt provision	-	21,398
(Gain)/Loss on disposition of property and equipment		78
Changes in operating assets and liabilities:
Restricted cash
Inventories	-	2.977
Prepayments, deposits and other receivables	-	33.316
Accruals and other payables	-	298,924
Net cash used in operating activities	1078	(1,322,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-
Net cash used in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	1,165,370
Repayment of related party loans	-	(110,973)
Gross proceeds from IPO – stock issuance	-
IPO proceeds released from an indemnification escrow, restricted cash	170,000	330,000
Direct costs disbursed from IPO proceeds	-
Net cash provided by financing activities	170,000	1,384,397

Effect of exchange rates on cash and cash equivalents	3,147	3,088
Net increase in cash and cash equivalents	174.225	65,267
Cash and cash equivalents, beginning of period	129,737	18,494
Cash and cash equivalents, end of period	$303,962	$83,761

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

Moxian, Inc. (formerly known as Moxian China, Inc., hereinafter referred as “Moxian,” together with its subsidiaries and variable interest entity, the “Company”), was incorporated under the laws of the State of Nevada on October 12, 2010. The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform. The Company is currently devoting its efforts to develop a mobile application and online platform that facilitate the small to medium size businesses to attract more clients. The Company’s ability to generate sufficient funds to meet its working capital requirements is dependent upon its ability to develop additional sources of capital, develop apps and websites, generate servicing income, and ultimately, achieve profitable operations (see Note 2).

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

Moxian Shenzhen is wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and is engaged in the business of internet technology, computer software, commercial information consulting.

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia was previously in the business of IT services and media advertising but have ceased operations since June 2015.

Shenzhen Moyi Technologies Co., Ltd. (“Moyi”) was incorporated on July 19, 2013 under the laws of the People’s Republic of China and became a variable interest entity (“VIE”) of Moxian Shenzhen on July 15, 2014. Moxian Shenzhen controls Moyi through arrangement that absorbs operations risk, as if Moyi is a wholly owned subsidiary of Moxian Shenzhen.

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Moxian Technologies (Beijing) Co., Ltd. (”Moxian Beijing”) was incorporated on December 10, 2015 under the laws of the People’s Republic of China and is a wholly owned subsidiary of Moxian Shenzhen. Moxian Shenzhen made an investment of RMB 10 million (approximately USD $1.5 million) to Moxian Beijing during the year ended September 30, 2017.

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

The unaudited interim condensed consolidated financial information as of December 31, 2018 and for the three months ended December 31, 2018 and 2017 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2018, previously filed with the SEC on January 15, 2019.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of December 31, 2018 and its unaudited condensed consolidated results of operations for three months ended December 31, 2018 and 2017, and its unaudited condensed consolidated cash flows for the three months ended December 31, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018

Current assets	$		$
Non-current assets		-		-
Total assets	$		$

Current liabilities		$2,043,779		$2,043,779
Non-current liabilities		-		-
Total liabilities		$2,043,779		$2,043,779

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2018, the Company’s current liabilities exceeded the current assets by approximately $10 million, its accumulated deficit was approximately $47.3 million and the Company has incurred losses since inception.

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

On May 11, 2018, the Company and Ms. Liu entered into a loan agreement for a line of credit of $4,000,000 or its RMB equivalent, bearing interest of 4.75% per annum and due in two years. As of December 31, 2018, the line has been fully drawn down and the total outstanding to Ms. Liu is $ 5,032,760. This amount exceeded the agreed loan of $4,000,000 and is not covered by any agreement.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the period ended December 31, 2018 and September 30, 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Under the terms of the placement agreement, $500,000 in cash funded an escrow account for a period of two years after the completion of the IPO; this amount was recorded as restricted cash, long-term as of September 30, 2018. On November 9, 2017, $330,000 was released from this escrow account. On January 2, 2019, the remaining $170,000 was released from this escrow account with the approval of the placement agents and the escrow agents.

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

Due to the continuing losses from operations with minimal revenues, the Company recorded a valuation reserve against its remaining intangible assets in 2018.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses.  The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2018 and September 30, 2018 , the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of December 31, 2018, the tax years ended December 31, 2011 through December 31, 2017 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	December 31, 2018	September 30, 2018
RMB:USD	6.8686	6.8686
HKD:USD	7.8309	7.8259
RM:USD	4.1300	4.1370

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Three Months Ended December 31,
	2018	2017
RMB:USD	6.9165	6.6133
HKD:USD	7.7503	7.8081
RM:USD	4.1710	4.1591

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220,  Income Statement — Reporting Comprehensive Income , to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	December 31, 2018	September 30, 2018

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941.848)
Prepayments, deposits and other receivables, net	$-	$-

The bad debt provision for the three months ended December 31, 2018 and 2016 was $Nil and $21,398, respectively.

4.	Property and equipment, net

	December 31, 2018	September 30, 2018

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

5.	Intangible assets

	December 31, 2018	September 30, 2018

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017, hence there were no amortization expenses for the ensuing periods.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Accruals and other payables

	December 31, 2018	September 30, 2018

Salary payable	$403,926	$403,926
Advances from customers	-
Other tax payable
Accrued expenses	2,691,684	2,691.684
Other payables	285,482	285,482
Total	$3,381,152	$3,381,152

7.	Loan payable, other

On May 15, 2017, the Company and Shenzhen Bayi Consulting Co. Ltd. (“Bayi”) entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company on an as needed basis to support the Company’s working capital. Any withdrawal from this line is non-interest bearing and shall be repaid on demand and before the maturity date of the line of credit. The maturity date of the unsecured line of credit is May 15, 2018 but has been extended indefinitely. As of December 31, 2018 and September 30, 2018, the loan payable balance to Bayi was $1,310,772.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances

The table below sets forth the entities that are regarded as related parties for the three months ended December 31, 2018 and September 30, 2018.

Name	Relationship with the Company

Beijing Xinhua Huifeng Equity Investment Center Limited Partnership (“Xinhua”)	A Shareholder of the Company

Hao Qing Hu	Chief Executive Officer and Director of the Company
Vertical Venture Capital Group Limited	A below 5% shareholder of the Company

Liu Shu Juan	A less than 1% Shareholder of the Company, Ex-Director and Legal Representative of Shanghai Shewn Wine Co. Ltd.

Details of loans payable (receivable) – related parties are as follows:

Loan payable (receivable)	December 31, 2018	September 30, 2018

Vertical Venture Capital Group Limited	$979,907	$979,907
Liu Shu Juan	5,032,760	5,032,760
Xinhua	(23,296)	(23,296)

	5,989,371	5,989,371

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related party transactions and balances (Continued)

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

On May 11, 2018, the Company and Ms. Liu entered into a loan agreement for a line of credit of $4,000,000 or its RMB equivalent, bearing interest of 4.75% per annum and due in two years. As of December 31, 2018 and September 30, 2018, the line has been fully drawn down and the total outstanding due to Ms. Liu is $5,032,760. This amount exceeded the agreed loan of $4,000,000 and is not covered by any agreement.

Bayi

	2018		2017
	Borrowings	Repayments	Borrowings	Repayments

Moxian Shenzhen	-	-	$3,928,164 (RMB26,764,695)	$3,328,102 (RMB 22,676,148)
Moyi	-	-	$96,866 (RMB 660,000)	$96,866 (RMB 660,000)
Moxian HK	-	-	$190,233 (HKD 1,479,990)	-

As of December 31, 2018 and September 30, 2018, the loan payable balance to Bayi was $1,310,772. Bayi was no longer a related party of the Company since Bayi is no longer a shareholder of the Company. As a result, the loan payable to Bayi was recorded separately on the Company’s consolidated balance sheets (see Note 7).

Vertical Venture

	2018		2017
	Borrowings	Repayments	Borrowings	Repayments

Moxian HK	$4,976 (HKD 38,945)	-	$552,298 (HKD 4,296,810)	$1,335,990 (HKD10,393,844)
Moxian SZ	-	-	$987,739 (RMB 6,730,000)	-

As of December 31. 2018 and September 30, 2018 , the loan payable balance to Vertical Venture was $ 979,907.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of December 31, 2018, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have to remeasure our deferred tax assets on net operating loss carryforward in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of December 31, 2018.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2018 and 2017 and therefore, Moxian HK was not subject to Hong Kong profits tax.

Malaysia

Moxian Malaysia did not have taxable income for the years ended December 31, 2018 and 2017. The management estimated that Moxian Malaysia will not generate any taxable income in the future.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes (continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

As of September 30, 2018, the Company had net operating loss carry forwards of approximately of $20.2 million in the PRC tax jurisdiction, which expires in the years 2018 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2018. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to December 31, 2018.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to December 31, 2018.

The Company’s effective income tax rates were 0% for the three months ended December 31, 2018 and 2017 Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	December 31,	December 31,
	2018	2017
U.S. statutory rate	34.0%	34.0
Foreign income not registered in the U.S.	(34.0)%	(34.0)
PRC statutory rate	25.0%	25.0
Changes in valuation allowance and others	(25.0)%	(25.0)
Effective tax rate	0%	0

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of December 31, 2018 and September 30, 2018, respectively.

As of December 31, 2018 and September 30, 2018, the valuation allowance was approximately $9.0 million. For the three months ended December 31, 2018 and 2017, there were no increase in the valuation allowance.

	December 31	September 30,
	2018	2018
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and contingencies

Operating Lease

Currently, the Company leases one property as its office. Rental expenses under operating leases for the three months ended December 31, 2018 and December 31, 2017 were $78,000 and $652,315 respectively. As of December 31, 2018, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

Three months ended December 31,

2019	$252,000
2020	231,000
Total minimum lease payments	$483,000

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement expires on December 31, 2020 and the sponsor agreement expired on December 31, 2017.

The Company entered into amendments with Xinhua New Media for both the agency agreement and sponsor agreement during the year ended December 31, 2017 which resulted in a reduction of fees. In April 2018, the Company further negotiated with Xinhua New Media and obtained a waiver for all future fees on the understanding that past arrears have to be made good.

Legal Proceeding

As of December 31, 2018, the Company is not aware of any material outstanding claim and litigation against them.

11.	Subsequent events

 On January 29, 2019, the Company entered into a convertible loan agreement with Mr. Junsheng Tang, an unrelated party, and Moxian Beijing, a wholly-owned subsidiary.

Under the Agreement, Mr. Tang agrees to provide for a loan of RMB 6.77 million (approximately USD 1.01 million) by June 30, 2019 to Moxian Beijing in three installments. The Company agrees to issue an interest-free unsecured promissory note (the “Note”) in the mount of RMB 6.77 million to Mr. Tang, within 7 business days from the date of the third installment. Mr. Tang has the right to convert the whole RMB 6.77 million of the Note into the Company’s restricted ordinary shares at the price of USD 1.00 per share, within six months from the date of the Note. Upon conversion of the Note, Mr. Tang has the right to designate a third party as the Company’s shareholder.

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

(ix)	Moxian Technologies (Shanghai) Co. Ltd., a company incorporated under the laws of the Peoples’ Republic of China (“Moxian Shanghai”) and

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

Moxian principally operates in Shenzhen and Beijing. As of December 31, 2018, we had a total of 10 employees, of which 1 is in research and development, 1 in marketing and the others in other functions, including, management, finance and administration.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2018, the Company’s current liabilities exceeded the current assets by approximately $10.3 million, its accumulated deficit was approximately $47.2 million and the Company has incurred losses since inception.

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

On May 11, 2018, the Company and Ms. Liu entered into a loan agreement for a line of credit of $4,000,000 or its RMB equivalent, bearing interest of 4.75% per annum and due in two years. As of December 31, 2018, the line has been fully drawn down and the total outstanding to Ms. Liu is $ 5,032,760. This amount exceeded the agreed loan of $4,000,000 and is not covered by any agreement.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended December 31, 2018 and 2017  have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

For the three months ended December 31, 2018 compared with the three months ended December 31, 2017

In the quarter under review, the Company has been preoccupied with discussions with Ms Liu and Shanghai Shewn Wine Company Limited (“Shanghai Shewn”) over the progress of the Company’s operations since the beginning of the collaboration with these two parties in November 2017. As noted elsewhere in this Report and in the From 10-K for the year ended September 30, 2018, Ms Liu, who has been the sole party providing ongoing financial support to the Company, decided not to proceed with any further loans. Mr. Ethan Yin, who was a General Manager of Shanghai Shewn and the Chief Executive Officer of the Company, resigned on November 17, 2018 and the Board of Directors subsequently appointed Mr. Hao Qinghu who is a General Partner of Beijing Huifeng Xinhua, a related party, as the Chief Executive Officer.

In the discussions mentioned above, it was clear that the objectives of the Company and that of Ms Liu and Shanghai Shewn were quite different and Mr. Hao, together with the remaining management, were left to resolve various operating issues of the Company. Under these circumstances, it was deemed necessary to temporarily halt outside operations and to take stock of the Company’s financial situation and its available options. Because there was a surplus in the Company’s servers and related computer equipment, these were sold in the open market and provided a source of revenue to finance overhead for the three months ended December 31, 2018.

Net cash provided by financing activities for the period ended December 31, 2018 was approximately $170,000 compared with $1.38 million for the same period ended December 31, 2017.

As of the date of this report, the Company has essentially ceased operations and is looking for financing options. The Company does not envisage a significant improvement in financial condition and is exploring various strategic options which may involve issuing more securities to public or private investors.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will have to maintain its halt in its operations. Such an action will have a material adverse effect on its business, prospects, financial condition and results of operations and cast substantial doubts about the ability of the Company to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2018:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Convertible Loan Agreement, dated January 29, 2019, among Moxian, Inc., Junsheng Tang and Moxian Technologies (Beijing) Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 1, 2019).
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian, Inc.

Date: February 19, 2019	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: February 19, 2019	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)