Form 10-Q
period 2019-03-31
Moxian, Inc.
filed 2019-05-15
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of May 8, 2019, the registrant had 13,471,529 shares of common stock, par value $.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2019	September 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,146	$129,737
Restricted cash	-	170,000

Total current assets	9,146	299,737

	-

TOTAL ASSETS	$9,146	$299,737

LIABILITIES AND STOCKHOLDERS’ Deficiency
CURRENT LIABILITIES
Accruals and other payables	$1,244,751	$3,381,152
Loan payable – Related Parties	-	5,989,371
Loans payable – Other	7,695,939	1,310,772
Total current liabilities	8,940,690	10,681,295

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 250,000,000 shares. 67,357,222 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	67,357	67,357
Additional paid-in capital	36,483,440	36,483,440
Accumulated deficiency	(45,807,538)	(47,277,960)
Accumulated other comprehensive income	325,197	345,605
Total stockholders’ deficiency	(8,931,544)	(10,381,558)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,146	$299,737

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended March 31,		For Six Months Ended March 31,
	2019	2018	2019	2018

Revenues	$59,544	$47,242	$204,059	$108,328
Cost of revenues	-	(1,217)	-	(11,284)
Gross Profit	59,544	46,025	204,059	97,044

Depreciation and amortization	-	179,212	-	379,584
Research and development	-	147,075	-	410,629
Selling, general and administrative	112,892	1,441,003	256,329	2,923,845
Loss from operations	(53,348)	(1,721,265)	(51,870)	(3,617,014)

Interest Expense	-	(25,940)	-	(25,940)
Other income, net	-	890	-	17.356
Gain/(Loss) before income tax	(53,348)	(1,746,315)	(51,870)	(3,625,598)

Income tax expense	-		-	-
Net gain/(loss)	(53,348)	(1,746,315)	(51,870)	(3,625,598)

Other comprehensive loss
Foreign currency translation adjustments	(20,408)	(213,624)	(20,408)	(302,934)
Comprehensive gain/(loss)	(73,756)	(1,959,939)	$(72,278)	$3,928,532)

Basic and diluted loss per common share	-	(0.03)	$-	$(0.05)

Basic and diluted weighted average common shares outstanding	67,357,222	67,007,199	67,357,222	67,007,199

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,870)	$(3,625,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	379,584
Bad debt provision	-	80
Provisions for accrued expenses and salaries no longer required	1,522,292
Changes in operating assets and liabilities:
Inventories	-	3,127
Prepayments, deposits and other receivables	-	(428,558)
Accruals and other payables	(2,136,401)	711,045
Net cash used in operating activities	(665,979)	(2,960,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on construction in progress	-	(178,579)
Net cash used in investing activities	-	(178,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from third party loans	395,796	3,005,224
Repayment of related party loans	-	(113,297)
Releases from escrow account	170,000	330,000
Net cash provided by financing activities	565,796	3,221,927
	(100,183)	83,028
Effect of exchange rates on cash and cash equivalents	(20,408)	(47,845)
Net (decrease) increase in cash and cash equivalents	(120,591)	35,183
Cash and cash equivalents, beginning of period	129,737	18,494
Cash and cash equivalents, end of period	$9,146	$53,677

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and nature of operations

Moxian, Inc. (formerly known as Moxian China, Inc., hereinafter referred as “Moxian,” together with its subsidiaries and variable interest entity, the “Company”), was incorporated under the laws of the State of Nevada on October 12, 2010. The Company, through its subsidiaries and variable interest entity, engages in the business of operating a social network platform that integrates social media and business into one single platform. The Company has devoted its efforts to develop a mobile application and online platform that facilitate the small to medium size businesses to attract more clients. The Company’s ability to generate sufficient funds to meet its working capital requirements is dependent upon its ability to develop additional sources of capital, develop apps and websites, generate servicing income, and ultimately, achieve profitable operations (see Note 2).

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Samoa.

On February 21, 2014, Moxian acquired Moxian Group Limited (“Moxian BVI”), together with its subsidiaries, Moxian (Hong Kong) Limited (“Moxian HK”), Moxian Technology (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and Moxian Malaysia Sdn. Bhd.(“Moxian Malaysia”) through our wholly owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our previous Chief Executive Officer, Tan Meng Dong, is a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”). As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License,”) and in consideration of such License, the Company agreed to pay to REBL (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty.

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

The unaudited interim condensed consolidated financial information as of March 31, 2019 and for the six months ended March 31, 31, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2018, previously filed with the SEC on January 15, 2019.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2019 and its unaudited condensed consolidated results of operations for the six months ended March 31, 2019 and 2018 , and its unaudited condensed consolidated cash flows for the six months ended March 31, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018

Current assets	$		$
Non-current assets		-		-
Total assets	$		$

Current liabilities		$2,043,779		$2,043,779
Non-current liabilities		-		-
Total liabilities		$2,043,779		$2,043,779

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2019, the Company’s current liabilities exceeded the current assets by approximately $8.9 million, its accumulated deficit was approximately $45.8 million and the Company has incurred losses since inception.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2019 and September 30, 2018 , the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of March 31, 2019, the tax years ended December 31, 2011 through December 31, 2017 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	March 31, 2019	September 30, 2018
RMB:USD	6.7113	6.8686
HKD:USD	7.8494	7.8259
RM:USD	4.0827	4.1370

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Six Months Ended March 31,
	2019	2018
RMB:USD	6.7498	6.6133
HKD:USD	7.8449	7.8081
RM:USD	4.0911	4.1591

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

In October 2018, the FASB issued ASU 2018-17 – Consolidation (Topic 810): Targeted Improvements to Related {arty Guidance for Variable Interest Entities. The amendments in this Update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtropic 810-10, Consolidation. Overall, including private companies that have elected the accounting alternative for leasing arrangements under common control. The amendments for the private company accounting alternative apply to all entities except for public business entities and not-for-profit entities are defined in the Master Glossary of the FASB Accounting Standards Codification” and employee benefit plans within the scope of Topics 960,962 and 965 on plan accounting. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

All other recent accounting pronouncements, up to and including ASU 2018-04 are either concerned with special interest entities such as financial institutions or specific topics that do not relate to the Company. The Company does not believe the on these topics will have any impact on its unaudited condensed consolidated financial statements.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Prepayments, deposits and other receivables, net

	March 31, 2019	September 30, 2018

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941.848)
Prepayments, deposits and other receivables, net	$-	$-

There was no bad debt provision for the six months ended March 31, 2019 and 2018.

4. Property and equipment, net

	March 31, 2019	September 30, 2018

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

5. Intangible assets

	March 31, 2019	September 30, 2018

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017, hence there were no amortization expenses for the ensuing periods.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accruals and other payables

	March 31, 2019	September 30, 2018

Salary payable	$79,000	$403,926
Accrued expenses	1,054,000	2,691,684
Other payables	111,751	285,482
Total	$1,244,751	$3,381,152

Following negotiations with service suppliers, several contracts for services previously entered into during the year ended September 30, 2018 were terminated, thus accrued expenses related to such services totaling $1,522,292 made in the year ended September 30, 2018 were reversed in the quarter ended March 31, 2019.

7. Loans payable

	March 31 2019	September 30 2018
Shenzhen Bayi Consulting Co. Ltd. (Note 7.1)	$1,310,772	$1,310,772
Vertical Venture Capital Group Limited (Note 7.2)	979,907	979,907
Liu Shu Juan (Note 7.3)	5,032,760	5,032,760
Tang Junsheng (Note 7.4)	372,500	-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.1 Shenzhen Bayi Consulting Co. Ltd.(“Bayi”)

On May 15, 2017, the Company and Bayi entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company. This line of credit was interest-free, repayable on demand and matured on May 15, 2018. As of March 31, 2019, the loan has not been repaid. On May 2, 2019 the Company reached an agreement with Bayi regarding the repayment of this loan (See Note 10 on Subsequent Events)

7.2 Vertical Venture Capital Group Limited (“Vertical Venture”)

On August 1, 2017, Vertical Venture extended an interest-free loan of $979,907 to the Company. As of March 31, 2019 and September 30, 2018, this loan remained outstanding. Vertical Venture was previously considered to be a related party in previously reporting periods because it was a significant shareholder of the Company but ceased to be such as of March 31, 2019.

On May 2, 2019, the Company reached an agreement with Vertical Venture regarding the repayment of this loan (See Note 10 on Subsequent Events).

7.3 Liu Shu Juan (“Ms Liu”)

On November 10, 2017, the Company and Ms. Liu, then a director of the Company, entered into a convertible loan agreement of $1,000,000 or its RMB equivalent. Pursuant to the loan agreement, the Company issued an unsecured convertible promissory note, carrying an interest rate of 4.75% per annum and due in one year. On May 8, 2018, Liu converted the total outstanding of $1,008,068 into 350,023 shares of the Company’s common stock at a price of $2.88 per share. The conversion price was calculated using the price of daily volume weighted average price per share for the 20 consecutive business days prior to the conversion.

On May 11, 2018, the Company and Ms. Liu entered into a loan agreement for a line of credit of $4,000,000 or its RMB equivalent, bearing interest of 4.75% per annum and due in two years. As of September 30, 2018, the line has been fully drawn down and the total outstanding due to Ms. Liu was $5,032,760. This amount exceeded the agreed loan of $4,000,000 and is not covered by any agreement. On May 2, 2019, the Company reached an agreement with Ms Liu regarding the repayment of the loan. (See Note 10 on Subsequent Events).

As of September 30, 2018, Ms Liu was regarded as a related party because in the year then ended, she was a director of the Company. Ms Liu resigned as a director on September 30, 2018.

7.4 Tang Junsheng

On January 29, 2019, the Company entered into a convertible loan agreement with Mr. Junsheng Tang, an unrelated party, and Moxian Beijing, a wholly-owned subsidiary. Under the Agreement, Mr. Tang agrees to provide for a loan of RMB 6.77 million (approximately USD 1.01 million) by June 30, 2019 to Moxian Beijing in three installments. The Company agrees to issue an interest-free unsecured promissory note (the “Note”) in the amount of RMB 6.77 million to Mr. Tang, within 7 business days from the date of the third installment. Mr. Tang has the right to convert the whole RMB 6.77 million of the Note into the Company’s restricted ordinary shares at the price of USD 1.00 per share, within six months from the date of the Note. Upon conversion of the Note, Mr. Tang has the right to designate a third party as the Company’s shareholder.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of March 31, 2019, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of March 31, 2019.

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

The Company’s effective income tax rates were 0% for the six months ended March 31, 2019 and 2018 Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	March 31, 2019	March 31, 2018
U.S. statutory rate	34.0%	34.0
Foreign income not registered in the U.S.	(34.0)%	(34.0)
PRC statutory rate	25.0%	25.0
Changes in valuation allowance and others	(25.0)%	(25.0)
Effective tax rate	0%	0

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of March 31, 2019 and September 30, 2018, respectively.

As of March 31, 2019 and September 30, 2018, the valuation allowance was approximately $9.0 million. For the six months ended March 31, 2019 and 2018, there were no increase in the valuation allowance.

	March 31, 2019	September 30, 2018
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and contingencies

Operating Lease

Currently, the Company leases one property as its office. Rental expenses under operating leases for the six months ended March 31, 2019 and March 31, 2018 were $126,000 and $1,304,630 respectively. As of March 31, 2019, the Company was obligated under a non-cancellable operating lease for a monthly rental of approximately $21,000 until the expiration of the current lease term in November 2020

Arrangement with Xinhua New Media Co., Ltd

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

Legal Proceedings

As of March 31, 2019, the Company is not aware of any material outstanding claim and litigation against them.

10. Subsequent events

On May 2, 2019, the Company announced it has reached an agreement with three of its loan creditors regarding settlement of their loans to the Company which totaled $7,323,438 outstanding as of May 2, 2019. Under the agreements as of May 2, each of the loan creditors, Liu Shu Juan, Shenzhen Bayi Consulting Co. Ltd and Vertical Venture Capital Group Limited, all of which are unrelated parties, will write off 85% of the amounts due from the Company, and the Company will plan to issue a total of 720,000 new shares of common stock, par value $0.001, to those creditors as full and complete settlement of the outstanding loans. These new shares will be restricted securities and shall represent fewer than 6% of the total number of outstanding shares of the Company’s common stock. When the transactions are completed, the Company will report an improvement in the shareholders’ equity of $7,323,438 and the total liabilities of the Company will be reduced by the corresponding same amount.

On April 23, 2019, the Company received a written notice (the “Notice”) from Nasdaq. As described in the Notice, the Company has not regained compliance with Nasdaq minimum bid price rule, Listing Rule 5550(a)(2) (the “Rule”). Although the Company implemented a reverse stock split on April 22, 2019, the Company needs to maintain a bid price of $1 or greater for a minimum of 10 consecutive business in order to regain compliance with the Rule. Additionally, the Notice stated that the Company does not meet Nasdaq’s initial listing requirements to be eligible for a second grace period. Accordingly, Nasdaq determined that the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on May 2, 2019 and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2019, the Company requested an oral hearing to appeal the decision of Nasdaq to delist the Company’s securities. Accordingly, the delisting action referenced in the Notice has been stayed, pending a final written decision by the Nasdaq Hearings Panel. The hearing has been scheduled for June 6, 2019.

On April 3, 2019, the Board of Directors approved a 1-for-5 reverse stock split of the Company’s (a) authorized shares of common stock; and (b) issued and outstanding shares of common stock. The reverse stock split became effective as of the open of trading on April 22, 2019.

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

Moxian principally operates in Shenzhen and Beijing. As of March 31, 2018, we had a total of 10 employees, of which 1 is in research and development, 1 in marketing and the others in other functions, including, management, finance and administration.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

As of March 31, 2019, the Company’s current liabilities exceeded the current assets by approximately $8.9 million with an accumulated deficiency of $45.8 million as the Company has incurred losses since inception. As disclosed on Note 7 accompanying the unaudited financial statements of the Company, as of March 31, 2019, the Company has three major loan creditors – Ms Liu ($5,032,760), Bayi ($1,310,772) and Vertical Venture ($979,907).

On May 2, the Company reached agreement with all of its loan creditors regarding settlement of their loans to the Company which totaled $7,323,438 outstanding as of May 2, 2019. Under the agreements as of May 2, each of the loan creditors, Liu Shu Juan, Shenzhen Bayi Consulting Co. Ltd and Vertical Venture Capital Group Limited, all of which are unrelated parties, will write off approximately 85% of the amounts due from the Company, and the Company will plan to issue a total of 720,000 new shares of common stock, par value $0.001, to those creditors as full and complete settlement of the outstanding loans. These new shares will be restricted securities and shall represent fewer than 6% of the total number of outstanding shares of the Company’s common stock. When the transactions are completed, the Company will report an improvement in the shareholders’ equity of $7,323,438 and the total liabilities of the Company will be reduced by the corresponding same amount.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended March 31, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

For the three months ended March 31, 2019 compared with the three months ended March 31, 2018

In January 2019, the Company signed a strategic partnership agreement with Fujian Sihe Advertising Company (“Sihe”), a major provincial mobile advertising firm based in Fuzhou to co-operate on several initiatives for their mutual benefit. The Company continued to rely on its relationship with Xinhua New Media to attract potential corporate partners to increase the use of its platform.

From the end of February through to the end of this quarter, the Company and Sihe jointly aided two Chinese game developers to launch their mobile game applications in Thailand.

For the six months ended March 31, 2019 compared with the six months ended March 31, 2018

These two periods of six months are not strictly comparable since the operations of the Company took different forms. In the six months ended March 31, 2019, the Company undertook a review of its operations and renewed its focus on mobile advertising. In the six months ended March 31, 2018, the Company continued to develop and promote its mobile applications for merchants which resulted in higher research and development expenses and general, selling and administrative overheads.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of March 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2019:

(1)	Accounting staff is not sufficiently proficient in English and because of China’s tax system reports tend to account transactions on a cash-flow basis so cut-offs remain an issue

(2)	Legal agreements can easily be dishonored and there is a reluctance to pursue litigation

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Maintain the same board composition throughout the quarter ended March 31, 2019 and continue to provide education on good corporate governance

(2)	Ensure that the Audit Committee meet regularly and review all related party transactions to ensure that they are in the best interest of the Company.

(3)	Hold quarterly board meetings and request the CEO to brief the board members regularly.

(4)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continue to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

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

Moxian, Inc.

Date: May 15, 2019	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: May 15, 2019	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)

