Form 10-Q
period 2019-06-30
Moxian, Inc.
filed 2019-08-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-37902

MOXIAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3729742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Units B & C, Block D, 9/F Fuhua Tower, 8 Chaoyangmen North Street,

Dongcheng District, Beijing 100027, China

(Address of Principal Executive Offices)

Tel: +86 (010) 5332 0602

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of July 31, 2019, the registrant had 13,471,529 shares of common stock, par value $.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2019	September 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,937	$129,737
Restricted cash	-	170,000
Total current assets	45,937	299,737

TOTAL ASSETS	$45,937	$299,737

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accruals and other payables	$1,352,132	$3,381,152
Loans payable - other	7,695,939	7,300,143

Total current liabilities	9,048,071	10,681,295

Commitment and Contingencies

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares. 13,471,529 issued and outstanding as of June 30, 2019 (September 30, 2018: 67,357,222 shares issued and outstanding – see Note 10 (a))	13,471	67,357
Additional paid-in capital	36,537,326	36,483,440
Accumulated deficit	(45,898,069)	(47.277,960)
Accumulated other comprehensive income	345,138	345,605
Total stockholders’ deficiency	(9,002,134)	(10.381,558)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$45,937	$299,737

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018

Revenues, net	$-	$987	$204,059	$109,315
Cost of revenues	-	(2,463)	-	(13,747)
Gross Profit	-	(1,476)	204,059	95,568

Depreciation and amortization expenses	-	195,161	-	574,745
Research and development	-	530,347	-	940,976
Impairment charge on intangible assets	-	-	-
Selling, general and administrative expenses	90,131	1,275,510	346,460	4,199,355
Loss from operations	(90,131)	(2,002,494)	(142,401)	(5,619.508)

Interest income (expenses)	-	(35,318)	-	(61,258)
Other income (expenses), net	-	(2.216)	-	15,140
Loss before income tax	(90,131)	(2,040,028)	(142,401)	(5,665,626)

Income tax expense	-	-	-	( )
Net loss	(90,131)	(2,040,028)	(142,401)	(5,665,626)

Foreign currency translation adjustments	(467)	298,671	(467)	(4,263)
Comprehensive loss	$(90,598)	$(1,741,357)	$(142,868	$(5,669,889)

Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.00)	$(0.08)

Weighted average number of shares
Basic and Diluted	28,052,825	67,157,209	56,266,918	67,057,202

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,401)	$(5,665,626)
Adjustments to reconcile net loss to cash used in operating activities	-	-
Depreciation and amortization	-	574745
Loss on disposition of property and equipment	-	80
Provisions for accrued expenses no longer required	1,522,292	-
Changes in operating assets and liabilities:
Inventories	-	3,123
Advance to a related party	-	(310,255)
Prepayments, deposits and other receivables	-	(772,549)
Accruals and other payables	(2,029,020)	1,299,375
Net cash used in operating activities	(649,129)	(4,871,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on construction in progress	-	(220,045)
Net cash used in investing activities	(649,129)	(220,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from third party loans	395,796	5,319,346
Repayment of related party loans	-	(191,312)

Releases from IPO escrow account	170,000	330,000
Net cash provided by financing activities	565,796	5,458,034

Effect of exchange rates on cash and cash equivalents	(467)	(106,150)
Net (decrease) increase in cash and cash equivalents	(83, 800)	260,732
Cash and cash equivalents, beginning of period	129,737	18,494
Cash and cash equivalents, end of period	$45,937	$279.226

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On April 22, 2019, the Company implemented a 1:5 reverse share split and concurrently reduced its authorized shares of common stock from 250,000,000 to 50,000,000 (See Note 10, Reverse Share Split).

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

The unaudited interim condensed consolidated financial information as of June 30, 2019 and for the three and nine months ended June 30, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2018, previously filed with the SEC on January 15, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2019 and its unaudited condensed consolidated results of operations for the three and nine months ended June 30, 2019 and 2018, and its unaudited condensed consolidated cash flows for the nine months ended June 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2019, the Company’s current liabilities exceeded the current assets by approximately $9.0 million, its accumulated deficit was approximately $45.9 million, and the Company has incurred losses since inception.

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current business plans, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern.

The unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2019 have been prepared on a going concern basis. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Due to the continuing losses from operations with minimal revenues, the Company recorded a valuation reserve against its remaining intangible assets in 2019.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2019 and September 30, 2018, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of June 30, 2019, the tax years ended December 31, 2012 through December 31, 2018 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	June 30, 2019	September 30, 2018
RMB:USD	6.8994	6.8686
HKD:USD	7.8128	7.8259

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows:

	Nine Months Ended June 30,
	2019	2018
RMB:USD	6.4463	6.4463
HKD:USD	7.8282	7.8282

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

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

MOXIAN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables

	June 30, 2019	September 30, 2018

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941.848)
Prepayments, deposits and other receivables, net	$-	$-

4.	Property and equipment, net

	June 30, 2019	September 30, 2018

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

Depreciation and amortization expense for the three and nine months ended June 30, 2019 were Nil and $195,161 respectively. Depreciation and amortization expense for the three and nine months ended June 30, 2018 were $194,161 and $617,366, respectively.

5.	Intangible assets

	June 30, 2019	September 30, 2018

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017. Since then, no further amortization expense was necessary.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Accruals and other payables

	June 30, 2019	September 30, 2018
	$
Accrued expenses	1,054,000		2,691,684
Salaries payables	79,000		403,926
	$	$

Other payables	219,132		285,482
Total	$1,352,132		$3,381,152

7.	Loan payable – other

Shenzhen Bayi Consulting Co. Ltd. (Note 7.1)	$1,310,772	$1,310,772
Vertical Venture Capital Group Limited (Note 7.2)	979,907	979,907
Liu Shu Juan (Note 7.3)	5,032,760	5,032,760
Tang Junsheng (Note 7.4)	372,500	-
Total	7,695,919	7,300,143

7.1 Shenzhen Bayi Consulting Co. Ltd.(“Bayi”)

On May 15, 2017, the Company and Bayi entered into a line of credit agreement. Pursuant to the agreement, Bayi agreed to provide a line of credit in the maximum amount of $3 million to the Company. This line of credit was interest-free, repayable on demand and matured on May 15, 2018.

7.2 Vertical Venture Capital Group Limited (“Vertical Venture”)

On August 1, 2017, Vertical Venture extended an interest-free loan of $979,907 to the Company. As of June 30, 2019 and September 30, 2018, this loan remained outstanding. Vertical Venture was previously considered to be a related party in previous reporting periods because it was a significant shareholder of the Company but has ceased to be a shareholder as of June 30, 2019.

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7.4 Tang Junsheng

On January 29, 2019, the Company entered into a convertible loan agreement with Mr. Junsheng Tang, an unrelated party, and Moxian Beijing, a wholly-owned subsidiary. Under the Agreement, Mr. Tang agreed to provide for a loan of RMB 6.77 million (approximately USD 1.01 million) by June 30, 2019 to Moxian Beijing in three installments; at the date of this report, $372,500 has been lent to the Company. The Company agreed to issue an interest-free unsecured promissory note (the “Note”) in the amount of RMB 6.77 million to Mr. Tang, within 7 business days from the date of the payment of the third installment. Mr. Tang has the right to convert the whole RMB 6.77 million of the Note into the Company’s common stock at the price of USD 1.00 per share, within six months from the date of the Note. Upon conversion of the Note, Mr. Tang has the right to designate a third party as the Company’s shareholder.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 2, 2019, the Company announced that it had reached an agreement with all three of its loan creditors regarding settlement of their loans to the Company which totalled $7,323,438 outstanding. Under the agreements as of May 2, each of the loan creditors, Liu Shu Juan, Shenzhen Bayi Consulting Co. Ltd and Vertical Venture Capital Group Limited, all of which are unrelated parties, will write off 85% of the amounts due from the Company, and the Registrant will plan to issue a total of 720,000 new shares of common stock, par value $0.001, to those creditors as full and complete settlement of the outstanding loans. These new shares will be restricted securities and shall represent fewer than 6% of the total number of outstanding shares of the Registrant’s common stock. When the transactions are completed, the Company will report an improvement in the shareholders’ equity of $7,323,439 and the total liabilities of the Company will be reduced by the corresponding same amount.

8.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of June 30, 2019, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of June 30, 2019.

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

The Company’s effective income tax rates were 0% for the nine months ended June 30, 2019 and 2018 Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	June 30, 2019	June 30, 2018
U.S. statutory rate	34.0%	34.0
Foreign income not registered in the U.S.	(34.0)%	(34.0)
PRC statutory rate	25.0%	25.0
Changes in valuation allowance and others	(25.0)%	(25.0)
Effective tax rate	0%	0

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of June 30, 2019 and September 30, 2018, respectively.

As of June 30, 2019 and September 30, 2018, the valuation allowance was approximately $9.0 million. For the nine months ended June 30, 2019 and 2018, there were no increase in the valuation allowance.

	June 30, 2019	September 30, 2018
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

9.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases.  Rental expenses under operating leases for the three and nine months ended June 30, 2019 were $66,813 and $200,439, respectively Rental expenses under operating leases for the three and nine months ended June 30, 2018 were $165,495 and $487,202, respectively.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments and contingencies (Continued)

Arrangement with Xinhua New Media Co., Ltd

The Company entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement and sponsor agreement expired on December 31, 2020 and December 31, 2017, respectively. The Company entered into amendments with Xinhua News Media for both the agency agreement and sponsor agreement in December 2016. The fees payable under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. As of June 30, 2019, the fee schedule for the exclusive agency agreement is listed below:

For the Twelve Months Ended
June 30, 2020	$77,560
June 30, 2021	$77,560
Total agency payments	$155,120

For the three and nine months ended June 30, 2019, the Company incurred $19,390 and $58,173 advertising agent fee expense, respectively. For the three and nine months ended June 30, 2018, the Company incurred $390,265 and $1,156,258 advertising agent fee expense, respectively.

Legal Proceedings

As of June 30, 2019, the Company is not aware of any material outstanding claim and litigation against them.

10. Certain Corporate Actions

In order to strengthen the Balance Sheet of the Company and to meet the continued listing standards of Nasdaq, the Company undertook various corporate actions during the quarter ended June 30, 2019, namely:

(a)	Reverse Share Split

On April 5, 2019, the Board approved a reverse share split which became effective on April 22, 2019. As a result, the authorized and outstanding shares of the Company was reduced to 13,471,529 from 67,357,222. Concurrently, the authorized number of shares of common stock was reduced to 50,000,000 common shares from 250,000,000 common shares.

(b)	Debt Exchange

As described in Note 7, the Company announced on May 2, 2019 that it had reached agreement with three of its loan creditors regarding settlement of their loans to the Company which totaled $7,323,439 outstanding as of May 2, 2019. Under the agreements as of May 2, 2019, each of the loan creditors, Liu Shu Juan, Shenzhen Bayi Consulting Co. Ltd and Vertical Venture Capital Group Limited, all of which are unrelated parties, will write off approximately 85% of the amounts due from the Company, and the Company will plan to issue a total of 720,000 new shares of common stock, par value $0.001, to those creditors as full and complete settlement of the outstanding loans. These new shares will be restricted securities and shall represent fewer than 6% of the total number of outstanding shares of the Company’s common stock. When the transactions are completed, the Company will report an improvement in the shareholders’ equity of $7,323,439 and the total liabilities of the Company will be reduced by the corresponding same amount.

(c)	Share Placement

On June 21, 2019, the Company entered into an Agreement (the “Agreement”) with Joyful Corporation Limited (the “Investor”) a company incorporated in Samoa whereby the Investor will (a) purchase from the Company 2,000,000 shares of the Company’s common stock at a price of $1.25 per share for aggregate gross proceeds of $2,500,000 and (b) acquire from the Company a call option to purchase up to 690,000 shares of the Company’s common stock at a price per share of $1.25, which Option will expire if not exercised on or before September 30, 2019 (together, the “Offering”). The Offering is being made in reliance on an exemption for private offerings provided pursuant to Section 4(a)(2) of the Securities Act.

The proceeds from the Offering are expected to be received by August 30, 2019 and will be used for general working capital purposes of the Company.

As of June 30, 2019, the Company has a total of 13,471,529 outstanding shares of common stock.

The Company has filed applications with Nasdaq for the listing of additional shares pursuant to agreements described in (b) and (c) above. As of the date of this Report, the Company is still awaiting approval for the listing of the additional 2,720,000 ordinary shares of Common Stock.

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

Moxian principally operates in Shenzhen and Beijing. As of June 30, 2019, we had a total of 10 employees, involved in marketing finance and administration. All other services are outsourced.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

As of June 30, 2019, the Company’s current liabilities exceeded the current assets by $9.0 million with an accumulated deficiency of approximately $9.0 million as the Company has incurred losses since inception.

On May 2, 2019 the Company reached agreement with three loan creditors regarding settlement of their loans to the Company which totaled $7,323,439 outstanding as of May 2, 2019. Under the agreements as of May 2, each of the loan creditors, Liu Shu Juan, Shenzhen Bayi Consulting Co. Ltd and Vertical Venture Capital Group Limited, all of which are unrelated parties, will write off approximately 85% of the amounts due from the Company, and the Company will plan to issue a total of 720,000 new shares of common stock, par value $0.001, to those creditors as full and complete settlement of the outstanding loans. These new shares will be restricted securities and shall represent fewer than 6% of the total number of outstanding shares of the Company’s common stock. When the transactions are completed, the Company will report an improvement in the shareholders’ equity of $7,323,439 and the total liabilities of the Company will be reduced by the corresponding same amount.

In addition, the Company has entered into an Agreement with Joyful Corporation Limited (the “Investor”) a company incorporated in Samoa whereby the Investor will (a) purchase from the Company 2,000,000 shares of the Company’s common stock at a price of $1.25 per share for aggregate gross proceeds of $2,500,000 and (b) acquire from the Company a call option (the “Option”) to purchase up to 690,000 shares of Common Stock at a price per share of $1.25, which Option will expire if not exercised on or before September 30, 2019 (together, the “Offering”).

The proceeds from the Offering are expected to be received by August 30, 2019 and will be used for general working capital purposes of the Company. The Company has filed an application for the listing of an additional 720,000 shares of common stock, pursuant to agreements reached with its three loan creditors, for the conversion of their outstanding loans into equity of the Company.

If the Company is unable to successfully effect these transactions, or obtain additional capital on a timely basis and on acceptable terms, such failures would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended June 30, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations

In comparing the results of different periods, it should be note that over the course of the last two years, the Company has transformed from a large-scale ground-based operation targeting small and medium-sized merchants to a selective advertising agency focused on game operators and developers. Whilst both activities have always been carried out, the Company has thoroughly reviewed its mobile application and develop an improved lite version which has not been fully tested and launched. In the process, the Company has opted to outsource for specialist skills rather than employ permanent staff. This has largely explained the sharp drop in operating overheads. Another important factor is the change in top management in November 2018, with the end of the collaboration with the group led by Liu Shu Juan, a major loan creditor.

For the three months ended June 30, 2019 compared with the three months ended June 30, 2018

In this quarter, the focus of the Company was on debt restructuring, raising new financing and laying the groundwork for co-operation with several large gaming companies. There was no revenue and operating overheads were kept to a minimum. In the quarter ended June 30, 2018, the Company paid for the final part of its software development contract with an American specialist developer. The Company also wrote off the remaining book value of its assets in Shenzhen as the prevailing management view was that its focus would be in Beijing and Shanghai. Selling, general and administration expenses increased with the staff build-up in Shanghai.

For the nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

In the nine months to June 30, 2018 with a new CEO in charge, revenue more than doubled but from a very modest base. Operating overheads were reduced from $4.2 million in the comparable period to just $0.3 million in the nine months ended June 30, 2019. Because the redevelopment work for the Company’s mobile application has been completed, large ground staff involved in sales and marketing were no longer necessary and there was a general reduction in other overheads to a level more commensurate with mobile advertising and gaming operations. The net result is an operating loss of $0.1 million compared with a loss of $5.6 million in the corresponding period.

Liquidity and Capital Resources

Currently, we have limited operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues, if any, generated from our business operations alone may not be sufficient to fund our operations or planned growth. We are dependent upon the success of our ability to restructure our debts with creditors and obtain new funding through investments from private investors.

Even if we are successful in these endeavors, we will likely require additional capital to continue to operate our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of June 30, 2019, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Ensure that the Audit Committee meets regularly, either through conference calls or at physical meetings and reviewed all related party transactions to ensure that they are in the best interest of the Company

(2)	Keep all board members regularly informed of all major developments in the Company through circularization of resolutions on important issues, followed by explanatory telephone calls or emails

(3)	Review and document key operating cycles of the Company, ensuring that there are adequate internal controls at key points and segregation of important duties.

(4)	Design and monitor controls over financial reporting, including the introduction of a checklist of cut-off procedures to ensure proper accounting of accruals and payables.

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

Moxian, Inc.

Date: August 14, 2019	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: August 14, 2019	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

