Form 10-K
period 2019-09-30
Moxian, Inc.
filed 2020-01-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-37902

MOXIAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3729742
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Units 9B&C, Block D, Fuhua Tower, 8 Chaoyangmen North Street, Chaoyang District, Beijing 100027, China	Tel: +86 (0) 010 5332 0602
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23.7 million.

As of December 31, 2019, the number of shares of the registrant’s common stock outstanding was 16,191,529.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of

(i)	Moxian, Inc., a company incorporated under the laws of the State of Nevada,
(ii)	Moxian CN Group Limited, a company incorporated under the laws of Samoa (“Moxian CN Samoa”),
(iii)	Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa (“Moxian IP Samoa”);
(iv)	Moxian Group Limited, a company incorporated under the laws of the British Virgin Islands (“Moxian BVI”),
(v)	Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”),
(vi)	Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Moxian Shenzhen”),
(vii)	Moxian Malaysia Sdn. Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”),
(viii)	Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Moxian Beijing”),
(ix)	Moxian Technologies (Shanghai) Co. Ltd., a company under the laws of the People’s Republic of China (“Moxian Shanghai”),
(x)	Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”) and
(xi)	Woodland Corporation Limited, a company incorporated under the laws of Hong Kong (“Woodland”).

●	“Common Stock” refers to the Company’s common stock, par value $0.001;

●	“PRC” refers to the People’s Republic of China;

●	“HK” refers to Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On February 17, 2014, the Company incorporated Moxian CN Samoa under the laws of Samoa.

On February 21, 2014, the Company acquired Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia through its wholly owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our director, James Tan, was a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”).

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

On April 5, 2019, the Board approved a reverse share split of 1 for 5 which became effective on April 22, 2019. As a result, the authorized and outstanding shares of the Company was reduced to 13,471,529 from 67,357,222. Concurrently, the authorized number of shares of Common Stock was reduced to 50,000,000 common shares from 250,000,000 common shares.

On May 2, 2019, the Company announced that it had reached agreement with three of its loan creditors regarding settlement of their loans to the Company which totaled $7,323,439, Pursuant to these agreements, each of the loan creditors, which are unrelated parties, wrote off approximately 85% of the amounts due from the Company, and on September 30, 2019, the Company issued a total of 720,000 new shares of common stock, par value $0.001, as full and complete settlement of the remaining outstanding loans.

On May 8, 2019, Woodland Corporation Limited (“Woodland”) was incorporated under the laws of Hong Kong as a wholly-owned subsidiary of Moxian, Inc. Woodland is engaged in the business of investment holding but has yet to commence operations as of September 30, 2019.

On September 30, 2019, the Company issued 2,000,000 new shares of its Common Stock to Joyful Corporation Limited, a company incorporated in Samoa, pursuant to an agreement entered into on June 21, 2019. As a result of these new issues during this fiscal year, the number of outstanding shares of Common Stock of the Company increased to 16,191,529 as of September 30, 2019.

The following diagram sets forth the structure of the Company as of the date of this report:

Our web site address is www.moxianglobal.com. Information contained on our web site is not part of this report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

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

Moxian principally operates in Shenzhen and Beijing.

As of September 30, 2019, and September 30, 2018, our accumulated deficiency was approximately $40.7 million and $47.3 million, respectively. We have not generated any significant recurrent revenue since we started operations and our losses have grown to a level where the Company’s continued operations is dependent on fresh injections of capital or new funding.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2019, the Company has halted operations on its own App but continues to operate the advertising and creative activities in the Games channel of the Xinhua App.

If the Company is unable to obtain the additional funding in the immediate future, it will have to cease operations on a permanent basis. The consolidated financial statements for the years ended September 30, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Employees

As of September 30, 2019, we had a total of 9 full-time employees and outsourced services as and when required.

Foreign Exchange

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

Executive Office

Our principal executive offices are located at Units 9B&C, Block D, Fuhua Tower, 8 Chaoyangmen North Street, Chaoyang District, Beijing 100027, China. We maintain a website at www.moxianglobal.com. The information contained on our website is not, and should not be interpreted to be, a part of this report.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company. Nevertheless, the Company does not have any unresolved staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company currently does not own any real property. We are currently renting office spaces in Beijing and Shenzhen. The total monthly rent is RMB 150,000 (approximately $21,000 per month). The Company believes that such office spaces are sufficient for its current needs.

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

For the periods indicated, the following table sets forth the high and low prices per share of Common Stock. These prices have been adjusted to reflect a 1-for-5 reverse stock split which became effective on April 22, 2019.

Fiscal Year 2019	High	Low
First Quarter	$5.15	$1.51
Second Quarter	$5.10	$1.60
Third Quarter	$4.45	$1.00
Fourth Quarter	$2.50	$1.01

Fiscal Year 2018	High	Low
First Quarter	$20.00	$10.03
Second Quarter	$19.75	$11.85
Third Quarter	$16.39	$8.70
Fourth Quarter	$12.05	$3.80

Holders

As of September 30, 2019 and 2018, we had 16,191,529 and 67,357,222 shares of our Common Stock issued and outstanding, respectively. As described in Note 8 (a), the Company implemented a reverse stock split of 1 for every 5 on April 29, 2019. There were approximately 500 registered owners of our Common Stock as of December 31, 2019.

Transfer Agent

The transfer agent for our capital stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760. Their telephone number is +1 727-289-0010 and fax number is+1 727-289-0069.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our Board of Directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, the Company has incurred losses since inception and is in no position to pay any dividends.

Upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

On September 30, 2019, we issued 720,000 new shares of our Common Stock in settlement of the outstanding loans due to three unrelated parties as described in Note 8(b).

On the same date, the Company further issued 2,000,000 new shares of Common Stock to a third party for cash at a price of $1.25 per share, as described in Note 8 (c). As of September 30, 2019, the Company had received $400,000 in cash as part payment of the proceeds of this issuance.

The above issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2019.

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

The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of the (i) Moxian, Inc., a company incorporated under the laws of Nevada; (ii) Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”), (iii) Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”); (iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”), (vii) Moxian Malaysia Sdn.Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”), (viii) Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”), (ix) Moxian Technologies (Shanghai) Co. Ltd., (“Moxian Shanghai”), (x) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”), and (xi) Woodland Corporation Limited, a company incorporated under the laws of Hong Kong (“Woodland”).

Financial Condition

As of September 30, 2019, and September 30, 2018, our accumulated deficiency was approximately $38.8 million and $47.3 million, respectively. The consolidated financial statements for the years ended September 30, 2019 and 2018 have been prepared on a going concern basis. They do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations

For the year ended September 30, 2019 compared with the year ended September 30, 2018

Overview

The results for the year ended September 30, 2019 are not strictly comparable to that of the year ended September 30, 2018. This is because from the first quarter of the year, the Company began to cease the part of its operations relating to its mobile applications whilst its advertising business continued. This is primarily because the Company was in shortage of funds to support the mobile applications business and its co-operation with a strategic partner, the Shanghai Shewn Wine Company Limited (“Shanghai entity”) terminated. During the year ended September 30, 2018 the Company relied on the funding provided by this Shanghai entity to conduct its business and managed to develop a lite version of its App by the last quarter of that financial year. However, due to the termination of the co-operation agreement with the Shanghai entity, there were insufficient funds for the Company to go beyond the beta testing of this new product. It was previously hoped that the lite version of its App will achieve more commercial success.

The advertising part of the Company’s business which continued during the year ended September 30, 2019 required less manpower and the Company achieved limited success, working with industry players introduced through the auspices of its business associate, the Xinhua New Media Culture Communication Limited (“Xinhua”). Mr. Hao Qinghu, the CEO of the Company, is also a partner in Beijing Huifeng Xinhua Equity Partnership, an affiliate of Xinhua.

The difference in the business nature of the operations for the two fiscal years explained why operating expenses in the year ended September 30, 2019 were substantially lower compared to that of the previous year, particularly as there were no further research and development expenditure.

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

Revenue recognition

On January 1, 2019, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption. As a result, a cumulative effect adjustment was not required.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar (“USD”) so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficiency. A translation gain of $406,351 and $164,758 are recognized in the statements of operations and comprehensive loss for the year ended September 30, 2019 and 2018, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2019	September 30, 2018
RMB:USD	7.1484	6.8686
HKD:USD	7.8391	7.8259
RM:USD	4.1889	4.1370

Items in the statements of operations and comprehensive loss, and statements cash flows

	Years Ended September 30,
	2019	2018
RMB:USD	6.8766	6.5368
HKD:USD	7.8363	7.8324

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for private companies and emerging growth public companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. The Company is currently evaluating ASU 2016-02 and its impact on its combined financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forwardlooking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company is currently evaluating Topic 326, including its potential impact to its process and controls.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its combined financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 81510), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The Company is currently evaluating and assessing the impact this guidance will have on its combined financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 201811”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for private companies and emerging growth public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its combined financial statements.

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of September 30, 2019 and September 30, 2018 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended have been audited by Centurion ZD CPA & Co. Centurion ZD CPA & Co.is an independent registered public accounting firm.. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 30, 2018, the Company appointed Centurion ZD CPA & Co as the Company’s independent registered public accounting firm.

Friedman LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016. On November 30, 2018, Friedman LLP resigned. Friedman LLP’s report on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the period of Friedman LLP’s engagement by the Company, there were no disagreements with Friedman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Friedman LLP, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods. In addition, no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the period of Friedman LLP’s engagement and the subsequent interim period preceding Friedman LLP’s dismissal.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the year covered by this report. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyzing such information to determine the extent to which such information requires disclosure, in the reports filed with the Securities and Exchange Commission.

Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of September 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2019:

(1)	A lack of understanding of the requirements of NASDAQ, made worse by a poor or no command of the English language

(2)	Lack of timely communication between the CEO and the Board of Directors

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels

(4)	Chinese accounting rules require standard official invoices to be issued before they can be recognized in the accounting records so cut-offs remain an issue

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Continue to educate senior management on the requirements of NASDAQ

(2)	Hold quarterly board meetings, with telephone participation for those unable to attend in person.

(3)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(4)	Continue to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position

Hao Qinghu	58	Chief Executive Officer and Non-Independent Director
Tan Wanhong	65	Chief Financial Officer
James Tan Meng Dong	58	Non-Independent Director
Choong Khuat Leok, Lionel	56	Independent Director and Chair of Audit Committee
William Yap Guan Hong	55	Non-Executive Chairman, Independent Director and Chair of Compensation Committee
Wendy Wang Yingjie	43	Independent Director and Chair of Corporate Governance and Nominating Committee
David Cheang Sin Chan	42	Independent Director

Mr. Hao Qinghu has served as a director of the Company since January 1, 2016. Mr. Hao has more than 20 years of experience in managing business operations and business strategy. Since September 30, 2015 he has been the General Manager of Moxian Beijing — a subsidiary of Moxian, Inc., in charge of Moxian Beijing’s overall operations. From June 2014 until September 2015, Mr. Hao was a Deputy General Manager of Xinhua Huamei Investment Management Co., Ltd. From 2005 until May 2014, Mr. Hao was a General Manager of Shandong Debang Construction Science and Technology Co., Ltd, where he was responsible for day-to-day operations and business development. Mr. Hao received his EMBA from Tsinghua University. Mr. Hao was a board appointee of Xinhua Huifeng Equity Centre (Limited Partnership). The Board of Directors reached a conclusion that Mr. Hao should serve as a Director of the Company based on his extensive experience in PRC Company management.

Pursuant to the terms of the Subscription Agreement with Xinhua Huifeng Investment Center Co., Ltd. (Beijing), or Xinhua, upon the completion of the subscription, Xinhua had the right to nominate one member to the Board of Directors. Mr. Hao Qing Hu, who is a nominee of Xinhua, has since served as the nominee director of Xinhua. He is also the Chief Executive Officer since November, 2018.

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

Mr. Lionel Choong Khuat Leok (Lionel Choong), was appointed to the Board on May 11, 2018. He has over 33 years of working experience in accounting, auditing, internal control, corporate finance and corporate governance. Mr. Choong started his working career with BDO Binder Hamlyn (“BDO”) in London in 1984 where he was later promoted as the supervisor and manager for the banking and financial services team which managed various projects in structured finance as well as consultation projects for BDO’s client’s initial public offerings. During his term with BDO, Mr. Choong gained the Institute of Chartered Accountants in England and Wales (ICAEW) Certification as a certified accountant.

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

William Yap Guan Hong was appointed as a director of the Company on May 16, 2019. He has over 30 years of working experience in corporate finance, investment management and business development. Mr. Yap is currently the Chief Financial Officer of 8i Enterprises Acquisition Corporation, which is listed on Nasdaq. Mr. Yap was a Director in Singapore Telecoms from 1998 to 2001, overseeing various portfolios, including Regional Internet Investment and Business Marketing. He then joined the Ascendas Group, a subsidiary of the Jurong Town Hall Corporation, the largest industrial land developer in Singapore with an asset base of more than US$1 billion, as its Executive Vice-President (New Business). In 2004, he founded the Newton Group of Companies based in Shanghai, focusing on business opportunities in the education and training sectors in China. Between 2006-2011, he was responsible for originating proprietary private equity and venture deals in China for investment funds in Singapore (Hupomone Capital Partners (Singapore) Pte. Ltd (2009-2011) and Evia Capital Partners Pte. Ltd. (2006-2009). Between 2016-2019, he was the Head of Investment Banking Division of Shanghai Pingmei Shenma Finance Leasing Private Limited. Mr. Yap obtained his Bachelor of Arts (Physics) (Hons – 2nd Upper) and Master of Arts from the University of Oxford, United Kingdom. He is also a Chartered Financial Analyst (CFA).

Ms Wendy Wang Yingjie was appointed a director of the Company on January 4, 2019. Previously she was a director from September 28, 2017 to January 4, 2018. She has been the President and Chief Executive Officer of Wetland Media, Inc. since July 2016. She is also a director of Dinghaoyicheng Technology (Shanghai) Ltd. Co. Ms Wang was the Chief Executive Officer of BZM Innovation Technology, a Fin-tech company from November 2014 to June 2016. From October 2011 to October 2014, Ms. Wang was a business partner at Shiatang Technology where she was responsible for operational and business strategies. Ma Wang received her Master’s degree in Scientific, Technical and Medical Translation and Translation Technology from Imperial College, London in 2004 and her Bachelor’s degree in Foreign Languages, Literature and International Business from Tianjin Foreign Languages University in 1998. The Board of Directors believes that Ms Wang should serve as an Independent Director of the Company based on her experience.

Mr. David Cheang Sin Chan became a director of the Company on July 1, 2019. He has over 20 years of working experience in business development and entrepreneurship. Dr. Cheang has been recognized in the sales and real estate industries with awards including the SME One Asia Award (2014), JCI Top Ten Outstanding Young Persons (TOYP) of the World Award (2015), Teochew Entrepreneur Award (2016), and Asia Pacific Entrepreneurship Award (APEA) 2019. He is the Entrepreneur-in-Residence in Temasek Polytechnic, Singapore. He is also a Council Member of the Singapore Institute of Purchasing and Materials Management (SIPMM). Dr. Cheang obtained his BSc (Hons) Economics & Management from the University of London in 2001. He has also been conferred a Doctorate of Science in Business from the Edison World College (2017) and an Associate Professorship from the World Certification Institute (2018).

Mr. James Tan Meng Dong was appointed as a director on October 22, 2019. He is the present Chairman and CEO of 8i Enterprises Acquisition Corp, a NASDAQ listed company, as well as 8i Capital Limited, a company focusing on investments and merger and acquisitions. Mr. Tan has more than 20 years’ experience in managing private and public companies based in Asia and in the USA. He served as the Chairman and Chief Executive Officer of Moxian Inc. from 2013 to 2017. From 2003 to 2006, he was the Chairman and CEO of Vashion Group Ltd, a company listed on the Singapore Stock Exchange, and from 2005 to 2008, he was the CEO and director of Vantage Corporation Limited, a company listed on the Singapore Stock Exchange. From 2006 to 2009, he served as a director on the Board of Pacific Internet Limited, a company listed on NASDAQ, until its sale to Connect Holdings Limited, a group comprising of Ashmore Investment Management Limited, Spinnaker Capital Limited and Clearwater Capital Partners, LLC. Mr. Tan graduated from the National University of Singapore (NUS) with a Bachelor of Arts in 1985.

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years that is material to the evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

Board of Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for a one-year term.

Executive Officers are elected by, and serve at the discretion of, the Board of Directors.

As a smaller reporting company under the NASDAQ rules, we are only required to maintain a board of directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. We have complied with these requirements in all aspects.

Director Independence

The Board of Directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the Board of Directors determined that each of Lionel Choong, William Yap, Wendy Wang and Dr. David Cheang are independent within the meaning of the NASDAQ rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Audit Committee

Lionel Choong, Wendy Wang Yingjie and William Yap Guan Hong currently serve on the Audit Committee, which is chaired by Lionel Choong.

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

Compensation Committee

William Yap, Wendy Wang Yingjie and Lionel Choong currently serve on the Compensation Committee, which is chaired by William Yap.

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

Corporate Governance and Nominating Committee

Wendy Wang, Lionel Choong and William Yap currently serve on the Corporate Governance and Nominating Committee, which is chaired by Wendy Wang.

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

To the best of our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2019 fiscal year, our directors and executive officers who owned more than 10% of our common stock complied with Section 16(a) filing requirements. We do not however, believe that all other such persons who own more than 10% of our common stock complied with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended September 30, 2019 and 2018 to our principal executive officer, principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this annual report.

Name and Principal Position	FS Year	Salary ($)	Total ($)

Hao Qinghu	2019	Nil	Nil
CEO	2018	Nil	Nil
Tan Wanhong	2019	69,802	69,802
CFO	2018	73,430	73,430

Outstanding Equity Incentive Awards At Fiscal Year-End

None.

Employment Agreement with Mr. Hao Qinghu

Mr. Hao does not have an employment Agreement with the Company. He is entitled to a fee of $60,000 per year as a director of the Company.

Employment Agreement with Mr. Tan Wanhong

On July 25, 2016, Moxian HK entered into an agreement with Mr. Tan Wanhong to serve in the role of Chief Financial Officer. Pursuant to the terms of such employment agreement, Mr. Tan’s monthly base salary is RMB 40,000 (approximately $6,000). The employment agreement may be terminated by either party by giving one month’s prior written notice, or payment in lieu of appropriate notice. Mr. Tan’s employment may be terminated immediately without notice or payment in lieu, if among other things, Mr. Tan conducts himself in a way that is inconsistent with the due and faithful discharge of his duties. The Company shall reimburse Mr. Tan for all reasonable out of pocket expenses in connection with travel, entertainment and other expenses incurred in the performance of his duties. The payment in lieu of notice of termination is calculated as one month’s salary equal to RMB 40,000 (approximately $6,000).

DIRECTORS’ COMPENSATION

	Fees
Name	FS 2019	FS 2018

Hao Qinghu	0	60,000
Lionel Choong	36,000	14,000
Wendy Wang	13,500	13,500
William Yap	Nil	N/A
Dr. David Cheang	Nil	N/A
James Tan	Nil	N/A
Dr. Yu Lin	13,500	18,000
Liu Tao	0	N/A

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2019, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 16,191,529 shares of our common stock outstanding as of December 31, 2019.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors

Hao Qinghu (1)
Director and CEO	409,502	2.529%

He Weisu (2)
Manager	409,501	2.529%

Wang Yingjie, Wendy Independent Director	Nil	0%

Choong Khuat Leok, Lionel Independent Director	Nil	0%

Dr. David Cheang Sin Chan Independent Director	Nil	0%

William Yap Independent Director	Nil	0%

Tan Wanhong Chief Financial Officer	Nil	0%

James Tan Mengdong Non-Independent Director (3)	5,132.365	31.696%

All officers and directors as a group (7 persons named above)	5.951,367	36.754%

(1)	Hao Qinghu is a partner in Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) which is a registered shareholder of the 409,502 shares and an affiliate of Hao Qinghu

(2)	He Weisu is a manager in Beijing Moxian and the Managing Partner of Beijing Xinhua Huifeng Investment Center (Limited Partnership). He is also an affiliate of Hao Qinghu

(3)	James Tan owns or controls the following entities which are his affiliates:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Good Eastern Investment Holdings Limited	998,000	6.164%

8i Capital Limited	1,000,000	6.176%

Ace Keen Limited	65,522	0.405%

Vertical Venture Capital Group Limited	160.643	0.992%

Joyful Corporation Limited	2,778,200	17.156%

Shenzhen Bayi Enterprises Limited	130,000	0.803%

Total	5,132,365	31.696%

5% Securities Holders

Global Innovative Investment Group Limited	1,983,000	12.247%

Clear Blossom Limited	1,983,000	12.247%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

There are no transactions since October 1, 2017, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company

As described in Note 8 (c), on June 21, 2019, the Company entered into a share placement agreement with Joyful Corporation Limited for the issuance of 2,000,000 shares of Common Stock at a price of $1.25 per share. Pursuant to this agreement, the shares were issued on September 30, 2019. James Tan, who is affiliated with Joyful Corporation, Limited became a director of the Company on October 22, 2019 and by virtue of this appointment is deemed to be an interested party in this transaction as of the date of this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2019	2018
Audit fees	$93,750	$198,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$93,750	$198,000

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

On November 8, 2018 Friedman LLP resigned as the independent auditors of the Company and on November 30, 2018, Centurion ZD CPA & Co were appointed.

All above audit services and audit related services were pre-approved by the Board of Directors and Audit Committee for the fiscal years ended September 30, 2019 and 2018, which concluded that the provision of such service by each of Centurion ZD CPA & Co. and Friedman LLP respectively were compatible with maintenance of the firm’s independence in the conduct of its audits.

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

10.32

Convertible Loan Agreement among Moxian, Inc., Junsheng Tang and Moxian Technologies (Beijing) Co., Ltd., dated January 29, 2019 (incorporated by reference herein to Exhibit 10.1 to the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019),

10.33*	Debt Conversion Agreement between Moxian Inc. and Shenzhen Bayi Consulting Co. Ltd, dated May 2, 2019

10.34*	Debt Conversion Agreement between Moxian Inc. and Liu Shu Juan, dated May 2, 2019

10.35*	Debt Conversion Agreement between Moxian Inc. and Vertical Venture Capital Group Limited, dated May 2, 2019

10.36	Subscription Agreement between Moxian, Inc. and Joyful Corporation Limited, dated June 20, 2019 (incorporated by reference herein to Exhibit 10.1 to the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission on June 25, 2019),

14.1	Code of Ethics of Moxian, Inc. Applicable To Directors, Officers And Employees (incorporated by reference herein to Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: January 14, 2020	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: January 14, 2020	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MOXIAN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders of Moxian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moxian, Inc. (the “Company”) as of September 30, 2019  and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2019  and 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for year ended September 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, 14 January, 2020

We have served as the Company’s auditor since 2018

MOXIAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2019	September 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$425,632	$129,737
Restricted cash	-	170,000
Other Receivable – Share Subscription	2,100,000	-

CURRENT ASSETS	2,525,632	299,737

	-

	-

CURRENT LIABILITIES
Accruals and other payables	$1,879,652	$3,357,856
Loans payable	497,293	7,323,439

	2,376,945	10,681,295
NET CURRENT ASSETS	148,687	(10,381,558)

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, authorized 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares, 16,191,529 and outstanding (September 30, 2018: 67,357,222 shares issued and outstanding – see Note 8a)	16,191	67,357
Additional paid-in capital	40,114,606	36,483,440
Accumulated deficit	(40,734,066)	(47,277,960)
Accumulated other comprehensive income	751,956	345,605
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	$148,687	(10,381,558)

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	For the Year
	Ended	Ended
	September 30, 2019	September 30, 2018
Revenues	$370,411	$339,947
Cost of revenues	-	(8,328)
Gross profit	370,411	331,619

Depreciation and amortization	-	681,596
Research and development	-	2,247,170
Advertising agency fee	-	1,145.519

Selling, general and administrative	900,105	4,796,788
Loss from operations	(529,694)	(8,539,454)

Finance expense	-	(60,657)
Interest income	-	160
Foreign exchange loss	-	(1,789)
Other income (expenses)	-	6,326
Loss before income tax	(529,694)	(8,595,414)

Net loss	(529,694)	(8,595,414)

Adjustment for accrued expenses no longer required	830,149	-
Net gain/(loss) for the year	$300,455	$(8,595,414)

Basic and diluted gain (loss) per common share	$0.006	$(0.13)

Basic and diluted average number of common shares outstanding	43,563,291	67,357,222

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended September 30, 2019 and 2018

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance, September 30, 2017	67,007,199	$67,007	$35,475,722	$(38,682,546)	$180,407	$(2,958.970)

Issuance of shares for convertible debt	350,023	350	1,007,718	-	-	1,008,068
Net loss				(8,595,414)	-	(8,595,414)
Foreign currency translation adjustment	-	-	-		164,758	164,758

Balance, September 30, 2018	67,357,222	$67,357	$36,483,440	$(47,277,960)	$345,605	$(10,381,558)
Reverse share split - Note 8 (a)	(53,885,693)	(53,886)	53,886	-	-	-
Debt Exchange - Note 8(b)	720,000	720	1,079,280	6,243,439	-	7,323,439
New share placement - Note 8 (c)	2,000,000	2,000	2,498,000	-	-	2,500,000
Foreign currency translation adjustment					406,351	406,351
Net gain	-	-	-	300,455		300,455

Balance, September 30, 2019	16,191,529	$16,191	$40,114,606	$(40,734,066)	$751,956	$148,687

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain/(loss)	$300,455	$(8,595,414)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	701,816
Adjustment on write-back of accruals and other payables no longer required	(830,149)

Bad debt provision	-	(25,916)
Changes in operating assets and liabilities:

Prepayments, deposits and other receivables	-	166,912

Accruals and other payables	(648,055)	1,620,087
Net cash used in operating activities	(1,177,749)	(6,130,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from unrelated third parties	497,293	5,152,534

Cash advances from issuance of new shares	400,000	1,008,068
Releases from escrow account, restricted cash	170,000	330,000
Net cash provided by financing activities	1,067,293	6,490,602

Effect of exchange rates on translation on opening liabilities:	406,351	(249,027)
Net increase in cash and cash equivalents	295,895	111,243
Cash and cash equivalents, beginning of year	129,737	18,494
Cash and cash equivalents, end of year	$425,632	$129,737

Supplemental cash flow disclosures:
Issuance of shares in Debt Exchange	$1,080,000	$-
Issuance of shares in Share Placement	$2,500,000	$-

See accompanying notes to consolidated financial statements

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On April 22, 2019, the Company implemented a 1:5 reverse share split and concurrently reduced its authorized shares of common stock from 250,000,000 to 50,000,000 (See Note 8(a) Reverse Share Split).

On May 2, 2019, the Company reached an agreement with each of the three loan creditors as of September 30,2018 regarding settlement of their loans to the Company. (“Debt Exchange”). Under the agreements, the loan creditors, all three loan creditors, which were unrelated parties as of the date of the agreements, would write off a total of $6,243,439 of the loans due from the Company and would accept a total of 720,000 shares of Common Stock in settlement of the remaining balances of the loans. The 720,000 new shares of Common Stock were issued on September 30, 2019.

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

In accordance with U.S. GAAP, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Current assets		$-	$
Non-current assets		-		-
Total assets		$-	$

Current liabilities	$		$
Non-current liabilities		-		-
Total liabilities	$			$-

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2019 and 2018, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of September 30, 2019, the tax years ended December 31, 2011 through to December 31, 2018 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, USD so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficiency. Translation losses of $ and $42,522 are recognized in the statements of operations and comprehensive loss for the years ended tember 30, 2019 and 2018, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2019	September 30, 2018
RMB:USD	7.1484	6.8686
HKD:USD	7.8391	7.8259
RM:USD	4.1889	4.1370

Items in the statements of operations and comprehensive loss, and statements cash flows:

	Years Ended September 30,
	2019	2018
RMB:USD	6.8766	6.5368
HKD:USD	7.8363	7.8324

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

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

3.	Other Receivables

On September, 30, 2019 the Company issued 2,000,000 new shares of Common Stock to a Joyful Corporation Limited, a Samoa-based company at a price of $1.25 per share, for cash with total proceeds of $2.5 million. Of this amount, a sum of $400,000 has been received by the Company, leaving the balance to be settled by December 30, 2019 as provided for in the Subscription Agreement.

Other prepayments, deposits and receivables had been written off as at September 30, 2018 to reflect the non-collective nature of these assets associated with the app part of the Company’s business which has ceased as of September 30, 2018. Details are as follow:

	September 30, 2019	September 30, 2018

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941,848)
Prepayments, deposits and other receivable, net	$-	$-

The bad debt provision for the years ended September 30, 2019 and 2018 was $ Nil and $908,412 respectively.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and equipment, net

	September 30, 2019	September 30, 2018

Electronic equipment	$2,319,545	$2,333,401
Furniture and fixtures	70.596	80,780
Leasehold improvements	263,609	361,544
Total property and equipment	2,653,750	2,775,725
Less: Accumulated depreciation and amortization	(2,653,750)	(2,089,429)
Total property and equipment, net	$-	$686,296

Depreciation and amortization for the years ended September 30, 2019 and 2018 were $Nil and $, respectively.

5.	Intangible assets, net

As of September 30, 2019 and 2018, the Company has the following amounts related to intangible assets:

	September 30, 2019	September 30, 2018

IP rights	$1,410,335	$1,410,355
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

No significant residual value is estimated for these intangible assets. There was no amortization expense for the years ended September 30, 2019 and 2018 as the intangible assets had been fully provided for in the year ended September 30, 2017 due to continuing losses from operations. The impairment loss then recognized was $3,009,792.

6.	Accruals and other payables

	September 30, 2019	September 30, 2018

Salary payable	$32,400	$403,986
	-	-
	-	-
Accrued expenses	540,600	2,691,684
Other payables	322,500	285,482
Total	$895,500	$3,381,152

7.	Loans payable

Liu Shu Juan	-	5,032,760
Shenzhen Bayi Consulting Co. Ltd.	-	1,310,772
Vertical Venture Group Limited	-	979,907
Total	-	7,323,439

On May 2, 2019, the Company reached an agreement with each of the three loan creditors as of September 30,2018 regarding settlement of their loans to the Company. (“Debt Exchange”). Under the agreements, the loan creditors, all three loan creditors, which were unrelated parties as of the date of the agreements, would write off a total of $6,243,439 of the loans due from the Company and would accept a total of 720,000 shares of Common Stock at a price of $1.50 per share, in settlement of the remaining balances of the loans. The 720,000 new shares of Common Stock were issued on September 30, 2019.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Capital Stock

(a) Reverse Share Split

On April 5, 2019, the Board of Directors approved a Split of 1 for 5 which became effective on April 22, 2019. As a result of this reverse stock split, the number of outstanding shares of Common Stock of the Company was reduced from 67,357,222 to 13,471,529. Concurrently, the authorized share capital of the Company was reduced to 50,000,000 shares of Common Stock from 250,000,000 shares.

(b) Debt Exchange

On May 2, 2019, the Company reached an agreement with each of the three loan creditors as of September 30,2018 regarding settlement of their loans to the Company. (“Debt Exchange”). Under the agreements, the loan creditors, all three loan creditors, which were unrelated parties as of the date of the agreements, would write off a total of $6,243,439 of the loans due from the Company and would accept a total of 720,000 shares of Common Stock at a price of $1.50 per share, in settlement of the remaining balances of the loans. The 720,000 new shares of Common Stock were issued on September 30, 2019.

(c) New Share Placement

On June 21, 2019, the Company entered into an Agreement with Joyful Corporation Limited  (the “Investor”) a company incorporated in Samoa whereby the Investor would (a) purchase from the Company 2,000,000 shares of the Company’s Common Stock at a price of $1.25 per share for aggregate gross proceeds of $2,500,000 and (b) acquire from the Company a call option to purchase up to 690,000 shares of the Company’s Common Stock at a price per share of $1.25, which option would expire if not exercised on or before September 30, 2019.

The shares were issued to Joyful Corporation on September 30, 2019 by which date a sum of $400,000 had been received by the Company. The balance had to be paid within 90 days from the date of issue of the shares as provided for in the Agreement. The call option was not exercised and expired on September 30, 2019.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Note Conversion

On September 7, 2016, the Company entered into a conversion agreement with each of Shenzhen Bayi Consulting Co. Ltd. and Moxian China Limited. The note conversion agreements permitted the conversion of promissory notes in the aggregate amount of $2 million payable by the Company into shares of the Company’s Common Stock at the IPO price. The Company announced a successful completion of its IPO on November 14, 2016 with an IPO price of $4.00 per share. As of September 30, 2016, the Company included the $2 million worth of shares to be issued as stock subscription payable in accordance with ASC 480-10-25-14. On January 3, 2017, the Company issued 500,000 shares of its Common Stock to Bayi and Moxian China Limited at a price of $4.00 per share in full settlement.

On November 10, 2017, the Company and Ms. Liu Shu Juan, then a director of the Company, entered into a convertible loan agreement of $1,000,000 or its RMB equivalent. Pursuant to the loan agreement, the Company issued an unsecured convertible promissory note, carrying an interest rate of 4.75% per annum and due in one year. On May 8, 2018, Liu converted the total outstanding of $1,008,068 into 350,023 shares of the Company’s Common Stock at a price of $2.88 per share.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Public Offering Warrants

In connection with and upon closing of the Public Offering on November 14, 2016, the Company issued warrants equal to four percent (4%) of the shares issued in the Public Offering, totaling 100,050 units to the placement agents for the offering. The warrants carry a term of five years and shall be exercisable at a price equal to $4.60 per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both (a) indexed to its own stock; and (b) classified in stockholders’ equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ deficiency.

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of September 30, 2019, 100,060 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (NOL) carryforwards and recorded a one time income tax payable in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to September 30, 2018, and further, the Company has cumulative foreign losses as of September 30, 2018.

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

As of September 30, 2019, the Company had net operating loss carry forwards of approximately of $20.2 million in PRC tax Jurisdiction, which expires in the years 2019 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2019. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2019.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to September 30, 2019.

The Company’s effective income tax rates were 0% and 0.7% for the years ended September 30, 2019 and 2018, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	September 30, 2019	September 30, 2018

U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(24.3)%
Effective tax rate	0%	0.7%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established in the year ended September 30, 2017 and carried forward since. As of September 30, 2019 and 2018, the valuation allowance has remained unchanged at approximately $9.0 million.

	September 30, 2019	September 30, 2018

Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2019 and 2018 were $253,000 and $652,315 respectively. As of September 30, 2019, the Company was obligated under non-cancellable operating leases minimum rentals of $231,000 (2018: $483,000).

Arrangement with Xinhua New Media Co., Ltd

The Company has entered into an exclusive advertising agency agreement and sponsor agreement with Xinhua New Media Co., Ltd (“Xinhua New Media”). Pursuant to the agreements, the Company, as an exclusive agent, is authorized to operate and sell advertisements in the gaming channel of Xinhua New Media’s mobile application and sponsor related advertising events. The exclusive advertising agency agreement expires on December 31, 2020 and the sponsor agreement expired on December 31, 2017,

The Company entered into amendments with Xinhua New Media for both the agency agreement and sponsor agreement during the year ended December 31, 2017. The fees payable under the amended exclusive advertising agency agreement and sponsor agreement have been reduced. In April 2018, the Company further negotiated with Xinhua New Media and the fees for the remaining periods of the agreement have been waived.

Legal Proceeding

As of September 30, 2019, the Company is not aware of any material outstanding claim and litigation against them.

11.	Subsequent events

On October 22, 2019 the Company appointed James Tan Mengdong to the Board of Directors. Mr. James Tan is a Founder of the Company and a former CEO of the Company. For the year ended September 30, 2019 and 2018, the transactions with Mr. Tan and his affiliates were not regarded as related party transactions and were in the best interests of the Company. From the date of his appointment, any new and originating transactions involving him and his affiliates will be considered as related party transactions.

