Form 10-Q
period 2019-12-31
Moxian, Inc.
filed 2020-04-20
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of April 6, 2020, the registrant had 16,191,429 shares of common stock, par value $0.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2019	September 30, 2019

		-
Cash and Cash equivalents	$38,019	$425,632
Other Receivable - Share Subscription Proceeds (Note 3)	1,205,488	2,100,000

Total current assets	1,243,507	2,525,632
Research and Development (Note 5)	498,263	-

Total Assets	$1,741,770	$2.525.632

Accruals and other payables (Note 6)	$(1,094,586)	$(1,879,652)
Loans payable (Note 7)	(301,581)	(497,293)

Total current liabilities	(1,396,167)	(2.376.945)

Net Assets	345,603	148,687

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares. 16,191,529 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	16,191	16,191
Additional paid-in capital	40,114,606	40,114.606
Accumulated deficiency	(40,509,628)	(40,734,066)
Accumulated other comprehensive income	724,434	751.956
Shareholders’ Equity	345,603	148,687

See accompanying notes to the unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended December 31,
	2019	2018

Revenues	$383,375	$144.515

Selling, general and administrative expenses	158,957	143,437
Gain from operations	224,418	1,078

Gain before income tax	224,418	1,078

Income tax expense	-	-
Net gain	224,418	1,078

Foreign currency translation adjustments		3.147
Comprehensive gain	$224,418	$4,225

Basic and diluted gain per common share	$0.01	$(0.00)

Basic and diluted weighted average common shares outstanding	16,191,529	43,563,291

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended December 31,
	2019	2018

Cash Flows from Operating Activities
Net gain	$224,418	$1,078
Adjustments to reconcile net gain to net cash used in operating activities

Settlement of Accruals and other payables	(92,068)

Investment in Research and Development	(498,623)	-

Repayment of loans	(57,444)	-
Proceeds from Share Subscription	114,888	-
IPO proceeds released from an indemnification escrow	-	170,000

Net cash used during the period	(308,829)	171,078
Effect of exchange rates on cash and cash equivalents	(78,784)	3,147
Net (decrease)/increase in cash and cash equivalents	(387,613)	174,225
Cash and cash equivalents, beginning of period	425.632	129,737
Cash and cash equivalents, end of period	38,019	$303,962

Supplemental cash flow disclosures:

Non-cash financing activities – Share Subscription Proceeds	$779,624	-
Non-cash operating activities – Accruals and other payables	$877,134

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Corporate Developments

Organization of the Group

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

On January 30, 2015, the Company entered into an Equity Transfer Agreement (such transaction, the “Equity Transfer Transaction”) with REBL, to acquire from REBL, 100% of the equity interests of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of REBL (“Moxian IP Samoa”) for $6,782,000. Moxian IP Samoa owns all the intellectual property rights relating to the operation, use and marketing of the Moxian Platform, including all of the trademarks, patents and copyrights that are used in the Company’s business. As a result of the Equity Transfer Transaction, Moxian IP Samoa became a wholly-owned subsidiary of the Company.

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

Corporate Developments

On November 14, 2016 the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds from its offering were approximately $10,005,000 before deducting agents’ commissions and other offering expenses, resulting in net proceeds of approximately, $8.5 million. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on November 15, 2016 under the symbol “MOXC”

On April 22, 2019, the Company implemented a 1-for-5 reverse share split and concurrently reduced its authorized shares of common stock from 250,000,000 to 50,000,000 (See Note 8 (c) Reverse Share Split).

On May 2, 2019, the Company reached an agreement with each of its three loan creditors as of September 30, 2018 regarding settlement of their loans to the Company. Under the agreements, all three loan creditors, which are unrelated parties as of the date of the agreements, would write off a total of $6,243,439 of the loans due from the Company and would accept a total of 720,000 shares of Common Stock in settlement of the remaining balances of the loans. The 720,000 new shares of Common Stock were issued on September, 30, 2019.

On June 21, 2019, the Company entered into an Agreement (“the Agreement”) with Joyful Corporation Limited (the “Investor”) whereby the Investor (a) purchased from the Company 2,000,000 shares of the Company’s common stock at a price of $1.25 per share for aggregate gross proceeds of $2,500,000 and (b) acquired from the Company a call option to purchase up to 690,000 shares of the Company’s common stock at a price per share of $1.25; the option expired on September 30, 2019.

The Company has two main divisions of business. It is in the O2O (“Online-to-Offline”) business with the development of an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. It also operates pursuant to an exclusive agreement, the Games Channel of the state-owned Xinhua News Agency App and is a general agent for all advertisements on this mobile application.

However, due to the highly competitive nature of the O2O market, and the slow development of its products, the Company has incurred losses since inception. By September 30, 2018, the Company had run out of funds and some of the major shareholders of the Company were not prepared to give further financial support. The Company decided to continue its operations in the digital advertising business but temporarily halt the operation of its App until its financial situation improved.

2.	Summary of principal accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the activities of the following subsidiaries and VIE: Moxian CN Samoa, Moxian BVI, Moxian HK, Moxian Beijing, and Moxian IP Samoa. All inter-company transactions and balances have been eliminated in the consolidation. All other subsidiary companies and the sole VIE, Moyi, have been inactive since September 30, 2018.

The unaudited interim condensed consolidated financial information as of December 31, 2019 and for the three months ended December 31, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2019, previously filed with the SEC on January 14, 2020.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of December 31, 2019 and of its unaudited condensed consolidated results of operations for the three months ended December 31, 2019 and 2018, and of its unaudited condensed consolidated cash flows for the three months ended December 31, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE, which has been dormant since September 30, 2018, are included in the accompanying consolidated financial statements of the Company as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019

Current assets	$-	$-
Non-current assets	-	-
Total assets	$-	$-

Current liabilities	$2,043,779	$2,043,779
Non-current liabilities	-	-
Total liabilities	$2,043,779	$2,043,779

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

As explained in Note 1, the Company has been restricted to a single line of business since September 30, 2018.

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the period ended December 31, 2019 and September 30, 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Since September 30, 2018 the Company’s operations have been carried out in its Beijing subsidiary, Moxian Beijing, whereas the intermediate company in Hong Kong, Moxian HK, provides support for the treasury and corporate functions. All other companies of the Group are dormant and have no business operations.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2019 and September 30, 2019, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of December 31, 2019, the tax years ended December 31, 2011 through December 31, 2018 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

Foreign currency transactions and translation

The reporting currency of the Company is United States Dollars (the “USD”) and the functional currency of Moxian Beijing is Renminbi (the “RMB”) as China is the primary economic environment in which they operate. The functional currency of Moxian HK is the Hong Kong Dollar (the “HKD”).

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

Foreign currency transactions and translation (continued)

For financial reporting purposes, the financial statements of Moxian Beijing and Moxian HK, which are prepared using their respective functional currencies, are translated into the reporting currency, USD, so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency). Transaction gains and losses are recognized in the unaudited consolidated condensed statements of operations and comprehensive loss.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	December 31, 2019	September 30, 2019
RMB:USD	6.9633	7.1484
HKD:USD	7.7886	7.8391

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Three Months Ended December 31,
	2019	2018
RMB:USD	7.0427	6.9165
HKD:USD	7.8249	7.7503

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for private companies and emerging growth public companies for annual and interim periods beginning on or after December 15, 2018. These new standards became effective for AESE on January 1, 2019 and were adopted using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on our consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. We will be required to adopt the provisions of this ASU effective on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of Topic 326 is not expected to have a material impact on our consolidated financial statements or disclosures.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard for private companies and emerging growth public companies is effective for fiscal years beginning after December 15, 2018. We adopted this new standard on January 1, 2019. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not expect the impact of adopting this guidance to be material to our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The adoption of ASU 2018-09 is not expected to have a material impact on our consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2018-13 it not expected to have a material impact our consolidated financial statements.

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	December 31, 2019	September 30, 2019

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941.848)
Prepayments, deposits and other receivables, net	$-	$-
Other Receivable – Share Subscription Proceeds	1,321,756	2,100,000

On September 30, 2019, the Company issued 2,000,000 new shares of common stock of $0.001 at a price of $1.25 per share to Joyful Corporation Limited, of which $400,000 had been paid at the signing of this Share Subscription Agreement. See also Note 9 on Subsequent Events.

4.	Property and equipment, net

	December 31, 2019	September 30, 2019

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

5.	Intangible assets

	December 31, 2019	September 30, 2019

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017, hence there were no amortization expenses for the ensuing periods.

During the quarter ended December 31, 2019, the Company outsourced the procurement of 2019 software for a mobile game to a company incorporated in Zhuhai and made payments for research and development under the agreement, totaling $502,635. The development of this mobile game is still in progress and should be completed in the second half of the fiscal year 2020.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accruals and other payables

	December 31, 2019	September 30, 2019

Salaries payable	$29,000	$40,510
Agency fees	-	391,700
Directors’ fees	28,500	258,000
Accrued expenses	171,964	189,932
Other payables and provisions	865,122	999,510
	$1,094,586	$1,879,652

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Loans

As of December 31, 2019, the Company had an outstanding loan from a third party, Tang Junsheng of $301,581.

8. Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of December 31, 2019, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have to remeasure our deferred tax assets on net operating loss carryforward in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the 2017 Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one-time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of December 31, 2019.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2019 and 2018 and therefore, Moxian HK was not subject to Hong Kong profits tax.

Malaysia

Moxian Malaysia did not have taxable income for the years ended December 31, 2019 and 2018. The management estimated that Moxian Malaysia will not generate any taxable income in the future.

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

The Company’s effective income tax rates were 0% for the three months ended December 31, 2019 and 2018 Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	December 31, 2019	December 31, 2018
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of December 31, 2019 and September 30, 2019, respectively.

As of December 31, 2019 and September 30, 2019, the valuation allowance was approximately $9.0 million. For the three months ended December 31, 2019 and 2018, there were no increase in the valuation allowance.

	December 31, 2019	September 30, 2019
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and contingencies

Operating Lease

The Company currently leases its office premises for RMB150,000 (approximately equivalent to $21,000) per month, inclusive of management fees on a tenancy agreement which will expire in November 2020, if not terminated earlier by mutual consent.

Arrangement with Xinhua New Media Co., Ltd

In 2015, the Company signed a 5- year agreement with Xinhua New Media Co. Ltd. pursuant to which the Company had exclusive right to operate the Games Channel of the Xinhua app and act as a general agent for all digital advertising on the mobile application. This agreement expires in December 2020.

Legal Proceeding

As of December 31, 2019, the Company is not aware of any material outstanding claim and litigation against them.

10. Subsequent events

The Company has been in continued discussions with Joyful Corporation Limited over the balance of the proceeds from the issue of the 2 million new shares at the end of September, 2019. As at the date of this Report, a further RMB 5 million (equivalent to approximately $710,000) has been received by Joyful and Joyful has agreed that the remaining balance will be settled by May 31, 2020.

On February 20, 2020, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it had violated Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended December 31, 2019. As previously disclosed, the Form 10-Q could not be filed by its February 17, 2020 deadline without unreasonable effort and expenses because the Company’s personnel have been unable to return to work due to travel restrictions and related complications arising from the COVID-19 coronavirus.

As of the date of this Report, the COVID-19 outbreak in China, which originated in Wuhan in December 2019, is substantially under control. Travel restrictions remain in place for in-bound traffic and there are quarantine measures at various ports of entry as the economy slowly re-opens. The Company has not had to retrench any staff and resumed normal operations, which beginning in January were materially disrupted, on April 1, 2020.

On March 20, 2020, the Company received a notice from Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the Notice, the market value of the Company’s listed securities was less than $35 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by the Market Value Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until September 16, 2020, to regain compliance with the Market Value Rule. If the Company regains compliance with the Market Value Rule, Nasdaq will provide written confirmation to the Company and close the matter. If the Company does not regain compliance with this requirement by September 16, 2020, the Company will receive written notification from the Staff that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearing Panel.

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

Overview

We have been in the O2O (“Online-to-Offline”) business since the inception of the Company until the fiscal year ended September 30, 2018. We developed an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We developed products and services are designed to allow our clients to conduct targeted advertising campaigns and promotions and attract potential customers.

However, due to a highly competitive market, and the slow development of our products, we have continued to incur losses in every fiscal year since inception. By September 30, 2018, we had run out of funds and the shareholders of the Company were not prepared to give further financial support. The Company decided to continue its operations in digital advertising but temporarily halt the operation of its App until its financial situation improved. The Company has since operated as a general agent for the Xinhua App, of which the Company had exclusive agreements to operate the Games Channel on its app. This business requires less manpower and funding levels. The Company currently employs 11 individuals, of which 3 are in marketing and business development and the rest in administration and finance.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended December 31, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

For the three months ended December 31, 2019 compared with the three months ended December 31, 2018

The two periods under consideration are not strictly comparable. A comparison will both be misleading and not meaningful because the Company ceased operations of its App as of September 30, 2018 but remained as a general advertising agent for the Xinhua App and derived fees from services provided to a major client, Beijing Bi Er Esports Culture & Media Co. Ltd. The Company maintained a minimum of in-house staff and outsourced specialist services where required. Of the group companies, only Moxian Beijing was in operation whilst the Hong Kong company provided treasuring and corporate support. The other companies in the group were dormant during this period. In order to diversify its future revenue sources, the Company contracted a gaming software specialist to produce an online game for mobile platforms by June 2020.

In the quarter ended December 31, 2018, the Company was preoccupied with discussions with a major shareholder on ending the collaborative arrangement with her company, Shanghai Shewn Wine Company Limited (“Shanghai Shewn”) because she was not willing to further give financial support to the Company. There was no major operational activity except for the collection of tail-end fees from earlier periods.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2019:

(1)	A lack of understanding of the requirements of NASDAQ, made worse by a poor command of the English language at the senior levels of management.

(2)	Lack of timely communication between the CEO and the Board of Directors.

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels.

(4)	Chinese accounting practices require standard official invoices to be issued and paid before they can be recognized in the accounting records leading to cut-off issues at every period end, so special procedures have to be adopted to ensure proper accounting.

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

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Ensure that the Audit Committee meets regularly and review all related party transactions to ensure that they are in the best interest of the Company.

(2)	Hold quarterly board meetings with telephone participation by those directors unable to attend in person.

(3)	Strengthen the Board with members with corporate experience and fluent in English.

(4)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continue to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our operations, sales and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and business activities.

As of the date of this Report, the COVID-19 outbreak in China that began in December 2019 is substantially under control. From January 2020, worker absenteeism, quarantines and restrictions on our employees’ ability to work, office closures, and other travel or health-related restrictions in China caused material disruptions in our operations. Travel restrictions remain in place, and there are quarantine measures at various ports of entry as the Chinese economy slowly reopens. Economic activity is expected to be sluggish and our operations are likely to continue to be adversely affected by this lower level of economic activity. However, we have not yet been forced to reduce staffing levels. And we resumed normal operating hours beginning April 1, 2020.  We cannot be certain that we will be able to continue normal operations in the short or long term or that lingering effects of the COVID-19 outbreak in China and elsewhere will not have additional adverse effects on our business and operations.

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

Moxian, Inc.

Date: April 20, 2020	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: April 20, 2020	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)

