Form 10-Q
period 2020-03-31
Moxian, Inc.
filed 2020-05-15
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of May 14, 2020, the registrant had 16,191,529 shares of common stock, par value $0.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2020	September 30, 2019

		-
Cash and Cash equivalents	$8,114	$425,632
Other Receivable - Share Subscription Proceeds (Note 3)	781,903	2,100,000
Loan Receivable (Note 7)	211,792

Total current assets	1,001,809	2,525,632
Research and Development (Note 5)	494,183	-

Total Assets	$1,495,992	$2.525.632

Accruals and other payables (Note 6)	$(1,042,849)	$(1,879,652)
Loans payable (Note 7)	(296,510)	(497,293)

Total current liabilities	(1,339,359)	(2.376.945)

Net Assets	156,633	148,687

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares. 16,191,529 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	16,191	16,191
Additional paid-in capital	40,114,606	40,114.606
Accumulated deficiency	(40,657,497)	(40,734,066)
Accumulated other comprehensive income	683,333	751.956
Shareholders’ Equity	156,633	148,687

See accompanying notes to the unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended March 31,		For Six Months Ended March 31,
	2020	2019	2020	2019

Revenues	$0	$59,544	$383.375	$204,459

Selling, general and administrative expenses	(147,721)	(112,892)	(306,678)	(256,329)
(Loss)/Gain from operations	(147,721)	(53,348)	76,697	(51,870)

Income tax expense	-	-	-	-
Net (Loss)/Gain	(147,721)	(53,348)	76,697	(51,870)

Foreign currency translation adjustments	(148)	(20,408)	(148)	(20,408)
Comprehensive gain	$(147,869)	$(73,756)	$76,549	$(72,278)

Basic and diluted gain/(loss) per common share	$(0.009)	$(0.00)	$0.004	$0.000

Basic and diluted weighted average common shares outstanding	16,191,529	67,357,222	16,191,529	67,357,222

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended March 31,
	2020	2019

CASH FROM OPERATING ACTIVITIES
Net gain/(loss) from operations	$76,549	$(51,870)
Adjustments to reconcile to net cash used in operating activities:
Provisions for accrued expenses no longer required		1,522,292
Accruals and other payables	(836,803)	(2,136,401)
NET CASH USED IN OPERATING ACTIVITIES	(760,254)	(665,979)

Investment in Research and Development	(494,183)	-
Loan receivable	(211,792)	-
CASH USED IN INVESTING ACTIVITIES	(705,975)	-

Proceeds from third party loans	(200,783)	395,796
Proceeds from issuance of new shares	1,318,087
IPO proceeds released from an indemnification escrow	-	170,000
CASH FROM FINANCING ACTIVITIES	1,117,304	565,796

Net cash used during the period	(348,925)	(100,183)
Effect of exchange rates on cash and cash equivalents	(68,593)	(20,408)
Net (decrease)/increase in cash and cash equivalents	(417,518)	(120,591)
Cash and cash equivalents, beginning of period	425,632	129,737
Cash and cash equivalents, end of period	8,114	9,146

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Corporate Developments

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

Moxian Technologies (Beijing) Co., Ltd. (“Moxian Beijing”) was incorporated on December 10, 2015 under the laws of the People’s Republic of China and is a wholly owned subsidiary of Moxian Shenzhen. Moxian Shenzhen made an investment of RMB 10 million (approximately USD $1.5 million) in Moxian Beijing during the year ended September 30, 2017.

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

On January 30, 2018, a wholly-owned subsidiary of Moxian Shenzhen, Moxian Information Technologies (Shanghai) Co. Ltd. (“Moxian Shanghai”), was incorporated under the laws of the People’s Republic of China.

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

The unaudited interim condensed consolidated financial information as of March 31, 2020 and for the six months ended March 31, 2020 and 2019 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2019, previously filed with the SEC on January 14, 2020.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of December 31, 2019 and of its unaudited condensed consolidated results of operations for the six months ended March 31, 2020 and 2019, and of its unaudited condensed consolidated cash flows for the six months ended March 31, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE, which has been dormant since September 30, 2018, are included in the accompanying consolidated financial statements of the Company as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019

Current assets	$-	$-
Non-current assets	-	-
Total assets	$-	$-

Current liabilities	$2,043,779	$2,043,779
Non-current liabilities	-	-
Total liabilities	$2,043,779	$2,043,779

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

As explained in Note 1, the Company has had only a single line of business since September 30, 2018 due to a lack of working capital.

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the period ended March 31, 2020 and September 30, 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

As of March 31, 2020, the tax years ended December 31, 2011 through December 31, 2018 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	March 31, 2020	September 30, 2019
RMB:USD	7.0824	7.1484
HKD:USD	7.7515	7.8391

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Six Months Ended March 31
	2020	2019
RMB:USD	7.0125	6.7498
HKD:USD	7.7928	7.8449

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Prepayments, deposits and other receivables, net

	March 31, 2020	September 30, 2019

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941.848)
Prepayments, deposits and other receivables, net	$-	$-
Other Receivable – Share Subscription Proceeds	781,913	2,100,000

On September 30, 2019, the Company issued 2,000,000 new shares of common stock of $0.001 at a price of $1.25 per share to Joyful Corporation Limited pursuant to a Share Subscription Agreement, of which $400,000 was paid at the signing of this Share Subscription Agreement. The balance as of March 31, 2020 is after crediting further proceeds. See also Note 10 on Subsequent Events.

4.	Property and equipment, net

	March 31, 2020	September 30, 2019

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

5.	Intangible assets

	March 31, 2020	September 30, 2019

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017, hence there were no amortization expenses for the ensuing periods.

During the period ended March 31, 2020, the Company outsourced the procurement of software for a mobile game to a company incorporated in Zhuhai and made payments for research and development under the agreement, totaling $494,183. The development of this mobile game is still in progress and should be completed in the second half of the fiscal year 2020.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accruals and other payables

	March 31, 2020	September 30, 2019

Salaries payable	$11,295	$40,510
Agency fees	-	391,700
Directors’ fees	65,000	258,000
Accrued expenses	85,135	189,932
Other payables and provisions	881,419	999,510
	$1,042,849	$1,879,652

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Loans

	March 31, 2020	September 30, 2019
Loans Payable:
Tang Junsheng	296,510	349,729
Others	-	147,564
	296,510	497,293

Loan Receivable	211,792	-

The loan receivable represents an unsecured advance to an unrelated company which was ratified by the Board in May 2020.

The loan payable is in respect of an original agreement with the major shareholder of an advertising agency in January 2019 to subscribe for new shares in the Company which was subsequently determined by mutual consent.

8. Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of March 31, 2020, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

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

Additionally, the 2017 Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one-time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of March 31, 2020.

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

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to December 31, 2019.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to December 31, 2018.

The Company’s effective income tax rates were 0% for the six months ended March 31, 2020 and 2019 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

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

As of March 31, 2020 and September 30, 2019, the valuation allowance was approximately $9.0 million. For the six months ended March 31, 2020 and 2019, there were no increase in the valuation allowance.

	March 31, 2020	September 30, 2019
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

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

Legal Proceeding

As of March 31, 2020, the Company is not aware of any material outstanding claim and litigation against them.

10. Subsequent events

The Company has been in continued discussions with Joyful Corporation Limited over the balance of the proceeds from the issuance of the 2 million new shares at the end of September 2019. As at the date of this Report, a further RMB 2 million (equivalent to approximately $300,000) has been received by Joyful and Joyful has agreed that the remaining balance will be settled by May 31, 2020.

On February 20, 2020, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it had violated Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended December 31, 2019. As previously disclosed, the Form 10-Q could not be filed by its February 17, 2020 deadline without unreasonable effort and expenses because the Company’s personnel have been unable to return to work due to travel restrictions and related complications arising from the COVID-19 coronavirus. On April 28, 2020 the Company announced that the Quarterly Report had been filed within the given deadline of April 20, 2020 and that the Company had regained compliance for the listing of its common shares.

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

For the three months ended March 31, 2020 compared with the three months ended March 31, 2019

In the three months ended March 31, 2020, the Company did not receive any revenue. This was due to the COVID-19 outbreak which started in Wuhan, Hubei Province and eventually resulted in lock-downs throughout China during this quarter. To exacerbate the situation, China entered into a traditionally long holiday period about ten days ahead of the start of the Lunar New Year which fell on January 25 this year. Essentially, there was no economic activity since the middle of the January 2020.

In the three months ended March 31, 2019, the Company concentrated on its single line of business in digital advertising and began to generate revenue from a major client which is involved in the business of organizing outdoor events to promote mobile games.

For the six months ended March 31, 2020 compared with the six months ended March 31, 2019

For reasons stated above, the two periods under consideration are not strictly comparable. We believe a comparison will both be misleading and not meaningful because the Company ceased operations of its App as of September 30, 2018 but remained as a general advertising agent for the Xinhua App and derived fees from services provided to a major client, Beijing Bi Er Esports Culture & Media Co. Ltd. The Company maintained a minimum of in-house staff and outsourced specialist services where required. Of the group companies, only Moxian Beijing was in operation whilst the Hong Kong company provided treasuring and corporate support. The other companies in the group were dormant during this period. In order to diversify its future revenue sources, the Company contracted a gaming software specialist to produce an online game for mobile platforms by June 2020.

In the six month period ended March 31, 2019, the Company was preoccupied with discussions with a major shareholder on ending the collaborative arrangements with her company, Shanghai Shewn Wine Company Limited (“Shanghai Shewn”) because she was not willing to further give financial support to the Company. There was no major operational activity except for the collection of tail-end fees from earlier periods.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of March 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2020:

(1)	A lack of understanding of the requirements of NASDAQ, made worse by a poor command of the English language at the senior levels of management.

(2)	Lack of timely communications between the CEO and the Board of Directors.

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels.

(4)	Chinese accounting practices require standard official invoices to be issued and paid before they can be recognized in the accounting records leading to cut-off issues at every period end, so special procedures have to be adopted to ensure proper accounting.

(5)	There was an isolated case of an action by the CEO in granting a loan to an unrelated company, which loan was subsequently ratified by the Board.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Ensure that the Audit Committee meets regularly and review all related party transactions to ensure that they are in the best interest of the Company.

(2)	Hold quarterly board meetings with telephone participation by those directors unable to attend in person.

(3)	Strengthen the Board with members with corporate experience and fluency in English.

(4)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continue to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

(6)	Implement a ceiling for the management to approve on transactions to a maximum of $200,000, above which the approval of the Board is required.

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

Moxian, Inc.

Date: May 15, 2020	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: May 15, 2020	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)

