Form 10-Q
period 2020-06-30
Moxian, Inc.
filed 2020-08-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of August 7, 2020, the registrant had 16,191,529 shares of common stock, par value $0.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2020	September 30, 2019

Cash and Cash equivalents	$441,749	$425,632
Other Receivable - Share Subscription Proceeds (Note 3)	188,814	2,100,000

Total current assets	630,563	2,525,632

Accruals and other payables (Note 6)	$(185,345)	$(1,879,652)
Loans payable (Note 7)	(297,219)	(497,293)

Total current liabilities	(482,564)	(2.376.945)

Net Assets	147,999	148,687

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares. 16,191,529 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	16,191	16,191
Additional paid-in capital	40,114,606	40,114.606
Accumulated deficiency	(40,739,748)	(40,734,066)
Accumulated other comprehensive income	756,950	751,956
Shareholders’ Equity	147,999	148,687

See accompanying notes to the unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended June 30,		For Nine Months Ended June 30,
	2020	2019	2020	2019

Revenues	$74,082	$0	$459,589	$204,059

Selling, general and administrative expenses	(158,593)	(90,131)	(465,271)	(346,460)
Loss from operations	(84,511)	(90,131)	(5,682)	(142,401)

Income tax expense	-	-	-	-
Net Loss	(84,511)	(90,131)	(5,682)	(142,401)

Foreign currency translation adjustments	-	-	-	(467)
Comprehensive loss	$(84,511)	$(90,131)	$(5,682)	$(142,868)

Basic and diluted loss per common share	$(0.005)	$(0.001)	$(0.000)	$(0.002)

Basic and diluted weighted average common shares outstanding	16,191,529	67,357,222	16,191,529	67,357,222

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended June 30,
	2020	2019

CASH FROM OPERATING ACTIVITIES
Net loss from operations	$(5,682)	$(142,401)
Adjustments to reconcile to net cash used in operating activities:
Provisions for accrued expenses no longer required		1,522,292
Accruals and other payables	(1,694,307)	(2,029,020)
NET CASH USED IN OPERATING ACTIVITIES	(1,699,989)	(649,129)

(Repayments of) /Proceeds from third party loans	(200,074)	395,796
Proceeds from other receivable - issuance of new shares	1,911,186
IPO proceeds released from an indemnification escrow	-	170,000
CASH FROM FINANCING ACTIVITIES	1,711,112	565,796

Net cash generated/(used) during the period	11,123	(83,333)
Effect of exchange rates on cash and cash equivalents	4,994	(467)
Net increase/(decrease) in cash and cash equivalents	16,117	(83,800)
Cash and cash equivalents, beginning of period	425,632	129,737
Cash and cash equivalents, end of period	441,749	45,937

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

The unaudited interim condensed consolidated financial information as of June 30, 2020 and for the nine months ended June 30, 2020 and 2019 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2019, previously filed with the SEC on January 14, 2020.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2020 and of its unaudited condensed consolidated results of operations for the nine months ended June 30, 2020 and 2019, and of its unaudited condensed consolidated cash flows for the nine months ended June 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE, which has been dormant since September 30, 2018, are included in the accompanying consolidated financial statements of the Company as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019

Current assets	$-	$-
Non-current assets	-	-
Total assets	$-	$-

Current liabilities	$2,043,779	$2,043,779
Non-current liabilities	-	-
Total liabilities	$2,043,779	$2,043,779

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the period ended June 30, 2020 and September 30, 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Since September 30, 2018, the Company’s operations have been carried out in its Beijing subsidiary, Moxian Beijing, whereas the intermediate holding company in Hong Kong, Moxian HK, provides support for the treasury and corporate functions. All other companies of the Group are dormant and have no business operations.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2020 and September 30, 2019, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of June 30, 2020, the tax years ended December 31, 2011 through December 31, 2018 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	June 30, 2020	September 30, 2019
RMB:USD	7.0655	7.1484
HKD:USD	7.7503	7.8391

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
RMB:USD	7.0853	6.8222	7.0489	6.4463
HKD:USD	7.7520	7.8398	7.7740	7.8282

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Prepayments, deposits and other receivables, net

	June 30, 2020	September 30, 2019

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941.848)
Prepayments, deposits and other receivables, net	$-	$-

Other Receivable – Share Subscription Proceeds	188,814	2,100,000

On September 30, 2019, the Company issued 2,000,000 new shares of common stock of $0.001 at a price of $1.25 per share to Joyful Corporation Limited pursuant to a Share Subscription Agreement, of which $400,000 was paid at the signing of this Share Subscription Agreement. The balance as of June 30, 2020 is after recognizing further proceeds in this period of nine months.

4. Property and equipment, net

	June 30, 2020	September 30, 2019

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

5. Intangible assets

	June 30, 2020	September 30, 2019

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

Due to continuing losses from operations, the Company impaired the remaining intangible assets in 2017, hence there were no amortization expenses for the ensuing periods.

During the period ended March 31, 2020, the Company outsourced the procurement of software for a mobile game to a company incorporated in Zhuhai and made payments for research and development under the agreement, totaling $494,183. In the three months ended June 30, 2020, an agreement has been reached with this Zhuhai company to assign all benefits and liabilities under the original agreement to an unrelated party at costs incurred to date. The Company did not make any profit or loss in this assignment.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accruals and other payables

	June 30, 2020	September 30, 2019

Salaries payable	$22,338	$40,510
Agency fees	-	391,700
Directors’ fees	54,000	258,000
Accrued expenses	41,248	189,932
Other payables and provisions	67,759	999,510
	$185,345	$1,879,652

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Loans

	June 30, 2020	September 30, 2019
Loans Payable:
Tang Junsheng	297,219	349,729
Others	-	147,564
	297,219	497,293

The loan payable is in respect of an original convertible loan agreement with the major shareholder of an advertising agency in January 2019 to subscribe for new shares in the Company. This agreement was subsequently terminated by mutual consent in July 2019 and the balance represents the amount due from the Company. See also Note 9 – Legal Proceedings.

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

The Company’s effective income tax rates were 0% for the nine months ended June 30, 2020 and 2019 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

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

As of June 30, 2020 and September 30, 2019, the valuation allowance was approximately $9.0 million. For the six months ended March 31, 2020 and 2019, there were no increase in the valuation allowance.

	June 30, 2020	September 30, 2019
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and contingencies

Operating Lease

The Company currently leases its office premises for RMB150,000 (approximately equivalent to $21,000) per month, inclusive of management fees on a tenancy agreement which will expire in November 2020, if not terminated earlier by mutual consent.

Legal Proceedings

As of June 30, 2020, the loan creditor referenced in Note 7 has filed an action against Beijing Moxian, a wholly-owned subsidiary of the Company, for the recovery of RMB 2,365,000 (equivalent to $334,725) which will be heard in a Chinese court on August 17, 2020. The Company has recognized the outstanding amount in these condensed unaudited financial statements but has not provided for the interest claim amounting to RMB 265,000 (about $37,500) or other costs as the court may determine. Other than this action, the Company is not aware of any other material outstanding claim or litigation.

10. Cure Deficiencies

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

On May 27, 2020, the Company received a notice from Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the Notice, the Company no longer met the requirement that the minimum bid price of the Company’s shares of common stock be at least $1 and that the Company had a period of 180 days to regain compliance.

The Company has been in continued discussions with Joyful Corporation Limited over the balance of the proceeds from the issuance of the 2 million new shares at the end of September 2019. During the three months ended June 30, 2020, Joyful has further paid RMB 3 million ($424,600). The balance is expected to be settled by September 30, 2020.

As of the date of this Report, the COVID-19 outbreak in China, which was first identified in Wuhan in December 2019, is substantially under control although there are periodic local outbreaks. Travel restrictions remain in place for in-bound overseas traffic and there are quarantine measures at various ports of entry. The Company has not had to retrench any staff and resumed normal operations on April 1, 2020.

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended June 30, 2020 and 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

For the three months ended June 30, 2020 compared with the three months ended June 30, 2019

In the three months ended June 30, 2020 the COVID-19 outbreak in China, where the Company operates, is essentially under control. However, the major client of the Company’s advertising business, which is involved in the business of organizing outdoor e-sports events in various cities, could not hold any such events because of the prohibition of mass gatherings. As a result, the Company only received insignificant revenue.

In the three months ended June 30, 2019, the Company did not receive any revenue as the Company was in the process of marketing its remaining line of business in digital advertising following the termination of a co-operative agreement with a shareholder in late 2018. This shareholder had also provided finance for working capital during the period of co-operation and its withdrawal meant that the Company could only devote its limited resources on the digital advertising business.

For the nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

For the reasons noted above, we believe the nine months ended June 30, 2020 and the nine months ended June 30, 2019 are not strictly comparable. We believe a comparison will both be misleading and not meaningful because the Company ceased operations of its App as of September 30, 2018 but remained as a general advertising agent for the Xinhua App and derived fees from services provided to a major client, Beijing Bi Er Esports Culture & Media Co. Ltd. The Company maintained a minimum of in-house staff and outsourced specialist services where required. Of the group companies, only Moxian Beijing was in operation whilst the Hong Kong company provided treasuring and corporate support. The other companies in the group were dormant during this period. In order to diversify its future revenue sources, the Company contracted a gaming software specialist to produce an online game for mobile platforms by June 2020.

In the nine-month period ended June 30, 2019, the Company had just terminated its business collaboration with a shareholder and major financier, Shanghai Shewn Wine Company Limited, and was preoccupied with unwinding arrangements arising from this termination. There was no major operational activity because of a lack of working capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of June 20, 2020, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2020:

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Ensure that the Audit Committee meets regularly and review all related party transactions to ensure that they are in the best interest of the Company.

(2)	Hold quarterly board meetings with telephone participation by those directors unable to attend in person.

(3)	Strengthen the Board with members with corporate experience and fluency in English.

(4)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continue to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

(6)	Institute a control on the actions of management, requiring transactions above $200,000 to be presented to the Board for approval.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As stated in Note 9 to the unaudited condensed financial statements, a loan creditor has filed a civil action against our wholly-owned subsidiary in Beijing, Beijing Moxian, for the recovery of an outstanding loan amounting to RMB 2,100,000 ($297,219) The action will be heard on August 17, 2020. The Company has already recognized the full amount of the outstanding loan in these unaudited financial statements but has not provided for any of the interest costs claimed of RMB 265,000 ($37,500) or any other costs which may be determined by the court.

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

As of the date of this Report, the COVID-19 outbreak in China that began in December 2019 is substantially under control. From January 2020, worker absenteeism, quarantines and restrictions on our employees’ ability to work, office closures, and other travel or health-related restrictions in China caused material disruptions in our operations. Travel restrictions remain in place, and there are quarantine measures at various ports of entry as the Chinese economy reopens. Economic activity is expected to be sluggish and our operations are likely to continue to be adversely affected by this lower level of economic activity. However, we have not yet been forced to reduce staffing levels and we resumed normal operating hours beginning April 1, 2020. We cannot be certain that we will be able to continue normal operations in the short or long term or that lingering effects of the COVID-19 outbreak in China and elsewhere will not have additional adverse effects on our business and operations.

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

Moxian, Inc.

Date: August 14, 2020	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: August 14, 2020	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)

