Form 10-K
period 2020-09-30
Moxian, Inc.
filed 2021-01-14
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-37902

MOXIAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3729742
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 911, 9/F Tower 2, Silvercord, 30 Canton Road, Hong Kong SAR, China	Tel: +852 2961 4888
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

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

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $12.1 million.

As of December 24, 2020, the number of shares of the registrant’s common stock outstanding was 16,191,529.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

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
	(xi)	Woodland Corporation Limited, a company incorporated under the laws of Hong Kong
	(xii)	369 Technologies (Beijing) Co. Ltd., a company incorporated under the laws of the People’s Republic of China

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

On May 2, the Company announced that it had reached agreement with three of its loan creditors regarding settlement of their loans to the Company which totaled $7,323,439, Pursuant to these agreements, each of the loan creditors, which are unrelated parties, wrote off approximately 85% of the amounts due from the Company, and on September 30, 2019, the Company issued a total of 720,000 new shares of common stock, par value $0.001, as full and complete settlement of the remaining outstanding loans.

On May 8, 2019, Woodland Corporation Limited (“Woodland”) was incorporated under the laws of Hong Kong as a wholly-owned subsidiary of Moxian, Inc. Woodland is engaged in the business of investment holding but has yet to commence operations as of September 30, 2020

On September 30, 2019, the Company issued 2,000,000 new shares of its Common Stock to Joyful Corporation Limited, a company incorporated in Samoa, pursuant to an agreement entered into on June 21, 2019. As a result of these new issues during this fiscal year, the number of outstanding shares of Common Stock of the Company increased to 16,191,529 as of September 30, 2019.

On December 20, 2019, 369 Technologies (Beijing) Co. Ltd., was incorporated under the laws of the People’s Republic of China as a wholly-owned subsidiary of Woodland Corporation. It has not commenced operations as of September 30, 2020.

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

The Company ceased its operations in the O2O business described above as of September 30, 2018, following the withdrawal of its strategic partner, the Shanghai Shewn Wine Company Limited. This part of its operations necessitated the deployment of a large sales force and the constant upgrading of its mobile application, in the face of intense competition in an industry dominated by a handful of larger, well capitalized players such as Alipay and WeChat. As of that date, the Company had suffered significant losses such that its accumulated deficit amounted to over $40 million and Shanghai Shewn pulled out of the co-operative joint-venture and ceased funding.

The Company continued with its digital advertising business with its limited resources and as of September 30, 2020, its accumulated deficit was $40.7 million as it seeks and evaluates new opportunities. On August 27, 2020, it signed a Share Exchange Agreement with Btab Group, Inc., the closing of which is dependent on several conditions, none of which had been satisfied as of the date of this Report. The details are described in Note to the financial statements, which form part of this Report. Btab Group Inc. primarily operates through its subsidiaries in Australia and the ASEAN region, as well as locations in the U.S. and U.K., providing affordable online technology to small businesses to allow them to compete in an underserved market segment.

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

If the Company is unable to obtain the additional funding in the immediate future, it will have to cease all operations on a permanent basis. The consolidated financial statements for the years ended September 30, 2020 and 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Employees

As of September 30, 2020, we had a total of 8 full-time employees and outsourced services as and when required.

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

Hong Kong Law

Our website is maintained through a server in the Special Administrative Region of Hong Kong (“HKSAR”). Therefore, our data usage policy and regular terms of service for both our users and merchants must comply with the applicable rules and regulations in HKSAR. As information from our Merchant Clients and Users are preserved in the HKSAR, the law applicable to the Company is the Hong Kong Personal Data (Privacy) Ordinance (Cap 486). Non-compliance of such rules in Hong Kong may result in a fine of up to HKD 500,000. Directors of Moxian Hong Kong may also be personally liable for the Company’s violation of Hong Kong Personal Data (Privacy) Ordinance.

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

Executive Office

Our principal executive offices are located at Room 911, 9/F, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Hong Kong SAR. We maintain a website at www.moxianglobal.com. The information contained on our website is not, and should not be interpreted to be, a part of this report.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company. Nevertheless, the Company does not have any unresolved staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company currently does not own any real property. We are currently renting office spaces in Beijing and Hong Kong. The total monthly rent is RMB 150,000 (approximately $21,000 per month). The Company believes that such office spaces are sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, a wholly-owned subsidiary, Moxian Beijing, is under a court order from the city of Fuzhou, Fujian Province in China to pay an unrelated third party the sum of RMB2,220,000 (about $323,000) in settlement of an outstanding loan not repaid since due in 2019. This matter has now been amicably resolved. Please also see Note 11 (a) on Events Subsequent to the Balance Sheet date for further details.

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

Fiscal Year 2020	High	Low
First Quarter	$2.44	$1.66
Second Quarter	$2.79	$0.75
Third Quarter	$2.60	$0.52
Fourth Quarter	$3.44	$0.75

Fiscal Year 2019	High	Low
First Quarter	$0.94	$0.34
Second Quarter	$0.95	$0.32
Third Quarter	$3.20	$0.57
Fourth Quarter	$2.40	$1.47

Holders

As of September 30, 2020 and 2019, we had 16,191,529 shares of our Common Stock issued and outstanding, respectively. As described in Note 8 (a), the Company implemented a reverse stock split of 1 for every 5 on April 29, 2019. There were approximately 490 registered owners of our Common Stock as of December 24, 2020.

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

As a matter of note, upon payments of any dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2020.

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

The “Company,” “we,” “us,” “our” or “Moxian” are references to the combined business of the (i) Moxian, Inc., a company incorporated under the laws of Nevada; (ii) Moxian CN Group Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian CN Samoa”), (iii) Moxian Intellectual Property Limited, a company incorporated under the laws of Independent State of Samoa (“Moxian IP Samoa”); (iv) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (v) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (vi) Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”), (vii) Moxian Malaysia Sdn.Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”), (viii) Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”), (ix) Moxian Technologies (Shanghai) Co. Ltd., (“Moxian Shanghai”) (x) Woodland Corporation Limited (“Woodland”),(xi) 369 Technologies (Beijing) Co. Ltd. and (xii) Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”)

Financial Condition

As of September 30, 2020, the Company had an accumulated deficit of $40.7 million.

Results of Operations

For the year ended September 30, 2020 compared with the year ended September 30, 2019

The fiscal year ended September 30, 2020 represented the first full year of the Company’s business in digital advertising after having signed a Strategic Co-operative Agreement with Beijing Bi Er Culture and Communication Co., Ltd. (“Beijing Bi Er”) in August 2019. Under the Strategic Co-operative Agreement, the Company could deploy the resources under the Xinhua app, to help its clients to obtain better visibility of their corporate identities and access to the affiliations of Xinhua Art & Media Company Limited, with whom the Company has had an existing collaborative agreement since 2016.

The COVID-19 outbreak began in Wuhan in Central China in December 2019 and affected all sectors of the economy in the few months of 2020. By April, due to the stringent measures taken by the Central Government, it was largely under control. Recovery was initially slow but gathered momentum as the year progressed and although there were sporadic outbreaks in some cities, they were mostly isolated cases and the Chinese economy is expected to continue to strengthen throughout 2021.

The Company’s most significant client, Beijing Bi Er, is in the e-sports business and their business involves large outdoor events in major cities with mass participation by the general public. Such events were not encouraged by the local governments once the COVID-19 outbreak began. However, corporate advertising and promotion of the e-sports industry could still be carried out. Staff strength remained stable and operating expenses were kept under control.

In comparison, in the year ended September 30, 2019, the Strategic Co-operative Agreement was signed in August after protracted negotiations and the client could not be billed for a lot of work by the year-end.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, United States dollar (“USD”) so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficiency. A translation gain of $179,370 and $406,351 are recognized in the statements of operations and comprehensive income for the year ended September 30, 2020 and 2019, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2020	September 30, 2019
RMB:USD	6.8141	7.1484
HKD:USD	7.7502	7.8391
RM:USD	4.1486	4.1889

Items in the statements of operations and comprehensive loss, and statements cash flows

	Years Ended September 30,
	2020	2019
RMB:USD	7.0072	6.8766
HKD:USD	7.7746	7.8363

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The provisions of this ASU are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 clarifying and amending existing guidance. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments require additional disclosure for the weighted-average interest crediting rates, a narrative description of the reasons for significant gains and losses, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment removes disclosure requirement for accumulated other comprehensive income expected to be recognized over the next year, information about plan assets to be returned to the entity, and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The ASU does not amend the interim disclosure requirements of ASC 715-20. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820 to add and remove disclosure requirements related to fair value measurement. The amendments include new disclosure requirements for changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments eliminated disclosure requirements for amount of and reasons for transfers between Level 1 and Level 2, valuation processes for Level 3 fair value measurements, and policy for timing of transfers between levels of the fair value hierarchy. In addition, the amendments modified certain disclosure requirement to provide clarification or to promote appropriate exercise of discretion by entities. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05“Financial Instruments-Credit Losses”, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) to clarify and address certain items related to the amendments in ASU 2016-13. Topic 326 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of September 30, 2020 and September 30, 2019 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended have been audited by Centurion ZD CPA & Co., an independent accounting firm registered with the Public Companies Accounting Oversight Board (PCAOB). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 30, 2018, the Company appointed Centurion ZD CPA & Co as the Company’s independent registered public accounting firm and has since remained as the Company’s auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the year covered by this report. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyzing such information to determine the extent to which such information requires disclosure, in the reports filed with the Securities and Exchange Commission.

Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of September 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2020:

(1)	A lack of understanding of the requirements of NASDAQ, made worse by a poor or no command of the English language

(2)	Contracts are often done hurriedly and in Chinese and presented late to the Board for approval

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels

(4)	Chinese accounting rules require standard official invoices to be issued before they can be recognized in the accounting records so cut-offs remain an issue

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Continue to educate senior management on the requirements of NASDAQ

(2)	Set a monetary limit above which senior Management cannot contract on behalf of the Company, without the written approval of at least two independent directors.

(3)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(4)	Continue to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position

Hao Qinghu	59	Chief Executive Officer and Non-Independent Director
Tan Wanhong	66	Chief Financial Officer
James Tan Meng Dong	59	Non-Independent Director
Lionel Choong Khuat Leok	57	Independent Director and Chair of Audit Committee
William Yap Guan Hong	56	Non-Executive Chairman, Independent Director and Chair of Compensation Committee
Wendy Wang Yingjie	44	Independent Director and Chair of Corporate Governance and Nominating Committee
David Cheang Sin Chan	43	Independent Director

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

Mr. Lionel Choong Khuat Leok, was appointed to the Board on May 11, 2018. He has over 33 years of working experience in accounting, auditing, internal control, corporate finance and corporate governance.

Mr. Choong is the Chief Financial Officer and board member of Logiq Inc., (OTCQX: LGIQ) since July 17, 2015. Mr. Choong was the Vice Chairman, Audit Committee Chair and an independent non-executive director of Emerson Radio Corp. Inc. (NYSE: MSN) from November 2013 to June 2017. Between April 2009 and June 2015, he was the acting Chief Financial Officer of Global Regency Ltd., 2015 and remains as its consultant. Mr. Choong is a director and consultant for Willsing Company Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (predecessor company of Logiq, Inc.).

Mr. Choong is a fellow member of the Institute of Chartered Accountants in England and Wales and holds a corporate finance diploma from this Institute. He is also a CPA and practicing member of the Hong Kong Institute of Certified Public Accountants and a member of the Hong Kong Securities Institute. Mr. Choong holds a Bachelor of Arts in Accountancy from London Guildhall University, UK, and a Master of Business Administration from the Hong Kong University of Science and Technology and the Kellogg School of Management at US Northwestern University.

Based on Mr. Choong’s professional work experience, previous directorships, and education, the Board believes that he is qualified to serve as an independent non-executive director and Audit Committee Chair of the Company.

William Yap Guan Hong was appointed as a director of the Company on May 16, 2019. He has over 30 years of working experience in corporate finance, investment management and business development. Mr. Yap was the Chief Financial Officer of 8i Enterprises Acquisition Corporation (NASDAQ: JFK) until September 30, 2020. Mr. Yap was a Director in Singapore Telecoms from 1998 to 2001, overseeing various portfolios, including Regional Internet Investment and Business Marketing. He then joined the Ascendas Group, a subsidiary of the Jurong Town Hall Corporation, the largest industrial land developer in Singapore with an asset base of more than US$1 billion, as its Executive Vice-President (New Business). In 2004, he founded the Newton Group of Companies based in Shanghai, focusing on business opportunities in the education and training sectors in China. Between 2006-2011, he was responsible for originating proprietary private equity and venture deals in China for investment funds in Singapore (Hupomone Capital Partners (Singapore) Pte. Ltd (2009-2011) and Evia Capital Partners Pte. Ltd. (2006-2009). Between 2016-2019, he was the Head of Investment Banking Division of Shanghai Pingmei Shenma Finance Leasing Private Limited. Mr. Yap obtained his Bachelor of Arts (Physics) (Hons – 2nd Upper) and Master of Arts from the University of Oxford, United Kingdom. He is also a Chartered Financial Analyst (CFA).

Ms. Wendy Wang Yingjie was appointed a director of the Company on January 4, 2019. Previously she was a director from September 28, 2017 to January 4, 2018. She has been the President and Chief Executive Officer of Wetland Media, Inc. since July 2016. She is also a director of Dinghaoyicheng Technology (Shanghai) Ltd. Co. Ms. Wang was the Chief Executive Officer of BZM Innovation Technology, a Fin-tech company from November 2014 to June 2016. From October 2011 to October 2014, Ms. Wang was a business partner at Shiatang Technology where she was responsible for operational and business strategies. Ma Wang received her Master’s degree in Scientific, Technical and Medical Translation and Translation Technology from Imperial College, London in 2004 and her Bachelor’s degree in Foreign Languages, Literature and International Business from Tianjin Foreign Languages University in 1998. The Board of Directors believes that Ms. Wang should serve as an Independent Director of the Company based on her experience.

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

Director Independence

The Board of Directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the Board of Directors determined that each of Lionel Choong, William Yap Guan Hong, Wendy Wang Yingjie and Dr. David Cheang are independent within the meaning of the NASDAQ rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Compensation Committee

William Yap Guan Hong, Wendy Wang Yingjie and Lionel Choong currently serve on the Compensation Committee, which is chaired by William Yap.

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

Corporate Governance and Nominating Committee

Wendy Wang Yingjie, Lionel Choong and William Yap Guan Hong currently serve on the Corporate Governance and Nominating Committee, which is chaired by Wendy Wang.

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

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation paid during the year ended September 30, 2020 and 2019 to our principal executive officer, principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this annual report.

Name and Principal Position	Year	Salary ($)	Total ($)

Hao Qinghu	2020	60,000	60,000
CEO	2019	60,000	60,000
Tan Wanhong	2020	68,500	68,500
CFO	2019	69,802	69,802

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

DIRECTORS’ COMPENSATION

	Fees($)
Name	2020	2019

Hao Qinghu	60,000	60,000
Lionel Choong	36,000	36,000
Wendy Wang Yingjie	13,500	13,500
William Yap Guan Hong	13,500	Nil
Dr. David Cheang	13,500	Nil
James Tan (appointed October 22, 2019)	Nil	Nil
Dr. Yu Lin (retired September 28, 2019)	Nil	13,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 24, 2020, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 16,191,529 shares of our common stock outstanding as of December 24, 2020.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors

Hao Qinghu (1)
Director and CEO	409,502	2.53%

He Weisu (2)
Manager	409,501	2.53%

William Yap Guan Hong Independent Director	Nil	0%

Wendy Wang Independent Director	Nil	0%

Lionel Choong Independent Director	Nil	0%

Dr. David Cheang Independent Director	Nil	0%

Tan Wanhong Chief Financial Officer	Nil	0%

James Tan Non-Independent Director (3)	4,824,698	29.80%

All officers and directors as a group (8 persons named above)	5,643,701	34.86%

(1)	Hao Qinghu is a partner in Beijing Xinhua Huifeng Equity Investment Center (Limited Partnership) which is a registered shareholder of the 409,502 shares and an affiliate of Hao Qinghu

(2)	He Weisu is a manager in Beijing Moxian and the Managing Partner of Beijing Xinhua Huifeng Investment Center (Limited Partnership). He is also an affiliate of Hao Qinghu

(3)	James Tan owns or controls the following entities which are his affiliates:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Good Eastern Investment Holdings Limited	998,000	6.16%

8i Capital Limited	1,000,000	6.18%

Ace Keen Limited	522	0.00%

Vertical Venture Capital Group Limited	826,176	5.10%

Joyful Corporation Limited	2,000,000	12.35%

Total	4,824,698	29.80%

5% Securities Holders

Global Innovative Investment Group Limited	1,983,000	12.25%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

There are no transactions since October 1, 2018, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our Company.

As described in Note 8 (c), on June 21, 2019, the Company entered into a share placement agreement with Joyful Corporation Limited for the issuance of 2,000,000 shares of Common Stock at a price of $1.25 per share. Pursuant to this agreement, the shares were issued on September 30, 2019. James Tan, who is affiliated with Joyful Corporation, Limited became a director of the Company on October 22, 2019 and by virtue of this appointment, is deemed to be an interested party in this transaction as of the date of this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2020	2019
Audit fees	$77,714	$93,750
Audit-related fees	-	-

The category of “Audit fees” (excluding out of pocket expenses) includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit related services were pre-approved by the Board of Directors and Audit Committee for the fiscal years ended September 30, 2020 and 2019, which concluded that the provision of such service by Centurion ZD CPA & Co. was compatible with maintenance of the firm’s independence in the conduct of its audits.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Moxian, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Company filed on May 2, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2011).

3.2	Certificate of Amendment to the Company’s Articles of Incorporation filed on December 9, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

3.4	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 30, 2011).

4.1	Specimen Stock Certificate of Common Stock of Moxian, Inc. (incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2015).

10.1	Subscription Agreement dated as of April 24, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).

10.2	Form of Termination Agreement dated as of June 4, 2015 by and between the Company and Zhongtou Huifeng Investment Management (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.3	Form of Subscription Agreement dated as of June 4, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing). (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2015).

10.4	Form of Amendment Agreement dated as of August 14, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd.( (incorporated by reference herein to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015)

10.5	Form of Second Amendment Agreement dated as of December 16, 2015 by and between the Company and Xinhua Huifeng Investment Center Co., Ltd. (Beijing) Co. Ltd. (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.6	Loan Agreement dated May 4, 2015 by and between Jet Key Limited and Moxian Malaysia SDN BHD (incorporated by reference herein to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.7	Loan Agreement dated May 4, 2016 by and between Jet Key Limited and Moxian Malaysia SDN BHD (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2016).

10.8	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated June 30, 2015 (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.9	Loan Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd., and Shenzhen Bayi Consulting Co. Ltd. dated September 30, 2015 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2015).

10.10	Exclusive Business Cooperation Agreement by and between Moxian Shenzhen and Moyi, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.11	Loan Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.12	Share Pledge Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.13	Exclusive Option Agreement by and among Moxian Shenzhen, Zhang Guo Hui and Guan Fen Sheng, dated July 15, 2014 (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2014).

10.14	Moxian Technologies (Shenzhen) Co., Ltd. Oracle Product Supply Contract, by and between Moxian Technologies (Shenzhen) Co., Ltd. and Guangzou SIE Consulting Co., Ltd., dated April 27, 2015 (incorporated by reference herein to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016)

10.15	Share Cancellation Agreement by and among Moxian, Inc., and each of Good Eastern Investments Holdings, Moxian China Limited and Stellar Elite Limited, dated February 22, 2016 (incorporated by reference herein to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 17, 2016).

10.16	Independent Director Agreement by and between Moxian, Inc. and Yang Nan, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.17	Independent Director Agreement by and between Moxian, Inc. and Liew Kwong Yeow, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

10.18	Lease Agreement by and between Moxian Technologies (Shenzhen) Co., Ltd. and Cai Bingquan, dated July 22, 2015 (incorporated by reference herein to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016).

10.19	Lease Agreement by and between Moxian Technologies (Beijing) Co., Ltd. and Beijing Zhongjia Real Estate Broker Co., Ltd., dated August 27, 2015. (incorporated by reference herein to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2016).

10.20	Director Agreement by and between Moxian, Inc. and Hao Qing Hu, dated January 1, 2016 (incorporated by reference herein to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 19, 2016).

10.21	Employment Agreement by and between Moxian (Hong Kong) Limited and Mr. Luo Xiaoyuan, dated October 1, 2014, as amended on March 1, 2016 (incorporated by reference herein to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 17, 2016).

10.22	Advertising Sole Agency Agreement of Xinhua New Media Culture Communication Co., Ltd., dated December 31, 2015 (incorporated by reference herein to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.23	Employment Agreement by and between Moxian (Hong Kong) Limited and Mr. Tan Wan Hong, dated July 25, 2016 (incorporated by reference herein to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 12, 2016).

10.24	Independent Director Agreement by and between Moxian, Inc. and Ajay Rajpal (incorporated by reference herein to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

10.25	Note Conversion Agreement by and between Moxian, Inc. and the note holders named therein, dated September 7, 2016 (incorporated by reference herein to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 19, 2016).

10.26	Loan Agreement by and between the Moxian Technologies (Shenzhen) Co., Ltd. and Shenzhen Bayi Consulting Co. Ltd. dated December 25, 2015 (Incorporated by reference herein to Exhibit 10.26 to the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on December 22, 2016).

10.27	Schedule of Loan Agreements substantially identical in all material respects to the Loan Agreement filed as Exhibit 10.26 to this Annual Report on Form 10-K, pursuant to Instruction 2 To Item 601 of Regulation S-K (Incorporated by reference herein to Exhibit 10.27 to the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on December 22, 2016).

10.28	Tripartite Agreement by and among Moxian Shenzhen, Zhang Guo Hui, Guan Fen Sheng, Liu Shu Juan and Yin Yi Jun, dated December 18, 2017 (incorporated by reference herein to Exhibit 99.1 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

10.29	Share Pledge Agreement by and among Moxian Shenzhen, Liu Shu Juan and Yin Yi Jun, dated January 8, 2018 (incorporated by reference herein to Exhibit 99.2 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

10.30	Power of Attorney granted to Moxian Shenzhen by Liu Shu Juan and Yin Yi Jun, dated January 8, 2018 (incorporated by reference herein to Exhibit 99.3 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

10.31	Exclusive Option Agreement by and among Moxian Shenzhen, Liu Shu Juan and Yin Yi Jun, dated January 8, 2018 (incorporated by reference here in to Exhibit 99.4 to the Company’s filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2018).

10.32	Convertible Loan Agreement among Moxian, Inc., Junsheng Tang and Moxian Technologies (Beijing) Co., Ltd., dated January 29, 2019 (incorporated by reference herein to Exhibit 10.1 to the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019),

10.33*	Debt Conversion Agreement dated as of May 2, 2019 by and between Liu Shu Juan and Moxian, Inc.

10.34*	Debt Conversion Agreement dated as of May 2, 2019 by and between Shenzhen Bayi Consulting Co. Ltd and Moxian, Inc.

10.35*	Debt Conversion Agreement dated as of May 2, 2019 by and between Vertical Venture Capital Group Limited and Moxian, Inc.

10.36	Subscription Agreement between Moxian, Inc. and Joyful Corporation Limited, dated June 20, 2019 (incorporated by reference herein to Exhibit 10.1 to the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission on June 25, 2019),

14.1	Code of Ethics of Moxian, Inc. Applicable To Directors, Officers And Employees (incorporated by reference herein to Exhibit 14.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 2016).

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: January 14, 2021	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN, INC.

Date: January 14, 2021	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MOXIAN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders of Moxian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moxian, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for year ended September 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring negative cash flow from operations and has a net capital deficiency, raising substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Hong Kong, January 14, 2021

We have served as the Company’s auditor since 2018

MOXIAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2020	September 30, 2019

Current Assets
Cash and cash equivalents	$5,249	$425,632
Account receivable (Note 3)	1,462,698	-
Share subscription receivable (Note 4)	827,710	2,100,000
	2,295,657	2,525,632

Current Liabilities
Accruals and other payables (Note 6)	$1,535,335	$1,879,652
Loans payable (Note 7)	359,549	497,293
	1,894,884	2,376,945
Net Current Assets	400,773	148,687

Stockholders’ Equity

Preferred stock, $0.001 par value, authorized 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares, 16,191,529 issued and outstanding	16,191	16,191
Additional paid-in capital	40,114,606	40,114,606
Accumulated deficit	(40,661,350)	(40,734,066)
Accumulated other comprehensive income	931,326	751,956
Total Shareholders’ Equity	$400,773	148,687

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	For the Year
	Ended	Ended
	September 30, 2020	September 30, 2019
Revenues	$946,466	$370,411

Selling, general and administrative	(873,750)	(900,105)
Profit/(loss) from operations	72,716	(529,694)

Income taxes	-	-
Profit/(loss) after tax	72,716	(529,694)
Adjustment for accrued expense no longer required	-	830,149
Net gain for the year	72,716	300,455

Basic and diluted gain per common share	0.004	$0.006

Basic and diluted average number of common shares outstanding	16,191,529	43,563,291

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended September 30, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance, September 30, 2018	67,357,222	$67,357	$36,483,440	$(47,277,960)	$345,605	$(10,381,558)
Reverse share split -Note 8 (a)	(53,885,693)	(53,886)	53,886	-	-	-
Debt Exchange -Note 8 (b)	720,000	720	1,079,280	6,243,439	-	7,323,439
New share placement – Note 8(c)	2,000,000	2,000	2,498,000	-	-	2,500,000
Foreign currency translation adjustment	-	-	-	-	406,351	406,351
Net gain	-	-	-	300,455	-	300,455
Balance, September 30, 2019	16,191,529	16,191	40,114,606	(40,734,066)	751,956	148,687
Foreign currency translation adjustment	-	-	-	-	179,370	179,370
Net gain	-	-	-	72,716	-	72,716
Balance, September 30, 2020	16,191,529	16,191	40,114,606	(40,661,350)	931,326	400,773

See accompanying notes to consolidated financial statements

MOXIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	September 30, 2020	September 30, 2019
Cash from Operating Activities:
Net gain for the year	$72,716	$300,455
Adjustments to reconcile net loss to cash used in operating activities:
Adjustment on write-back of accruals and other payables no longer required	-	(830,149)
Changes in operating assets and liabilities:
Account receivable	(1,462,698)	-
Accruals and other payables	(344,317)	(648,055)
Net cash used in operating activities	(1,734,299)	(1,177,749)
Cash from Financing Activities
Repayment of loans from unrelated third parties	(137,744)	497,293
Cash advances from issuance of new shares	1,272,290	400,000
Releases from escrow account, restricted cash	-	170,000
Net Cash Provided By Financing Activities	1,134,546	1,067,293
Effect of exchange rates on cash and cash equivalents	179,370	406,351
Net (decrease)/increase in cash and cash equivalents	(420,383)	295,895
Cash and cash equivalents, beginning of year	425,632	129,737
Cash and cash equivalents, end of year	$5,249	$425,632
Supplemental Cash Flow Disclosures:
Issuance of shares in Debt Exchange	-	1,080,000
Issuance of shares in Share Placement	-	2,500,000

See accompanying notes to consolidated financial statements

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On May 8, 2019, Woodland Corporation Limited (“Woodland”) was incorporated under the laws of Hong Kong as a wholly-owned subsidiary of Moxian, Inc. Woodland is engaged in the business of investment holding but has yet to commence operations as of September 30, 2020

On September 30, 2019, the Company issued 2,000,000 new shares of its Common Stock to Joyful Corporation Limited, a company incorporated in Samoa, pursuant to an agreement entered into on June 21, 2019. As a result of these new issues during that fiscal year, the number of outstanding shares of Common Stock of the Company increased to 16,191,529 as of September 30, 2019.

On December 20, 2019, 369 Technologies (Beijing) Co. Ltd., was incorporated under the laws of the People’s Republic of China as a wholly-owned subsidiary of Woodland Corporation. It has not commenced operations as of September 30, 2020.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Current assets	$-	$-
Non-current assets	-	-
Total assets	$-	$-

Current liabilities	$-	$-
Non-current liabilities	-	-
Total liabilities	$-	$-

Going Concern

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2020. the Company only had a net shareholders’ equity of about $400,000, having incurred losses since inception and with only one subsidiary in business operation due to the lack of working capital.

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended September 30, 2020 and 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. As of September 30, 2020 and 2019, the Company had only small balances in its bank accounts.

Inventories

Inventories consist of merchandise and are stated at the lower of cost or market value, and cost is calculated on the moving weighted average basis. The cost of inventories comprises all costs of purchases and other costs incurred in bringing the inventories to their present condition. As of September 30, 2020 and 2019, the Company had no inventories.

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

Due to the continuing losses from operations with minimal revenues, the Company recognized impairment losses of $3,009,732 for the IP rights and other intangible assets during the year ended September 30, 2017 resulting in the IP rights and other intangible assets having a nil value as of September 30, 2020 and 2019.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2020 and 2019, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of September 30, 2020, the tax years ended December 31, 2011 through to December 31, 2019 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

For financial reporting purposes, the financial statements of Moxian Shenzhen, Moyi, Moxian Beijing, Moxian HK and Moxian Malaysia, which are prepared using their respective functional currencies, are translated into the reporting currency, USD so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficiency. Translation losses of $   and $   are recognized in the statements of operations and comprehensive loss for the years ended September 30, 2020 and 2019, respectively.

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	September 30, 2020	September 30, 2019
RMB:USD	6.8141	7.1484
HKD:USD	7.7502	7.8391
RM:USD	4.1486	4.1889

Items in the statements of operations and comprehensive loss, and statements cash flows:

	Year Ended September 30,
	2020	2019
RMB:USD	7.0072	6.8766
HKD:USD	7.7746	7.8363

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (continued)

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

Gain per share

Basic gain per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

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

Recently Adopted Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220 to add, remove, and clarify disclosure requirements related to reporting comprehensive income. This ASU gives entities the option to reclassify tax effects recorded in accumulated other comprehensive income as a result of tax reform to retained earnings. The entities have the option to apply the guidance retrospectively or in the period of adoption. The guidance requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company adopted the guidance during the first quarter of fiscal year 2020. There is no accounting impact on the Company’s consolidated financial statements and related disclosures because the Company does not have stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB ASC 840. Under Topic 842, lessees are required to recognize a ROU asset and lease liability on the balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparent information to financial statement users about lease portfolios. The Company adopted Topic 842 effective October 1, 2019 using the modified retrospective approach. The Company applied Topic 842 to all its leases as of October 1, 2019 with comparative prior periods continuing to be reported under Topic 840. With the adoption of Topic 842, the Company assumed the assessment determined under Topic 840 of whether contracts contain leases, the classification of leases as operating or finance and the remaining lease term of each lease. Certain leases contain both lease and non-lease components, which the Company has elected to treat as a single lease component. On October 1, 2019, the Company recorded a ROU asset related to its operating leases of $28.1 million and a lease liability related to its operating leases of $27.1 million on its Consolidated Balance Sheets. There was no impact to the Company’s finance ROU asset and liability on October 1, 2019. The adoption of the standard did not impact the Consolidated Results of Operations or Consolidated Statement of Cash Flows. See Note 7, “Leases” for further information.

3.	Account Receivable

The Company had a major account receivable, that of Beijing Bi Er Culture Communication Limited, a limited company based in Beijing, for which the Company provided advertising and other support services during the course of the year.

4.	Share Subscription Receivable

On September, 30, 2019 the Company issued 2,000,000 new shares of Common Stock to a Joyful Corporation Limited, (“Joyful’) a Samoa-based company at a price of $1.25 per share, for cash with total proceeds of $2.5 million. Of this amount, a sum of $400,000 was deposited as an advance upon the signing of the Share Subscription Agreement.

Over the course of the year to September 30, 2020, various creditors of the Company had agreed to assign their receivables from the Company to Joyful which, in turn offset these amounts against the appropriate share subscription amounts due to the Company for the shares issued. The total amounts agreed to be offset in this manner was $512,412.

5.	Cessation of the Mobile Application part of business and the consequential effects on the Balance Sheet

The Company ceased the part of its business associated with the mobile application in the year ended September 30, 2018. As a result, as of that date, it had fully provided for all its related business assets as of September 30, 2018. There have been no movements since as the business had not been re-activated. Therefore, the fully written down value of the assets remain unchanged as of September 30, 2020 and September 30, 2019, is as follows:

(a)	Prepayments, deposits and other receivables:

	September 30, 2020	September 30, 2019

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941,848)
Prepayments, deposits and other receivable, net	$-	$-

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)	Property and equipment, net

	September 30, 2020	September 30, 2019

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

(c)	Intangible assets, net

	September 30, 2020	September 30, 2019

IP rights	$1,410,335	$1,410,355
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

6.	Accruals and other payables

	September 30, 2020	September 30, 2019

Salary payable	$61,761	$40,510
Agency fees	-	391,700
Directors’ fees	398,250	258,000
Accrued expenses	330,006	189,932
Other payables and provisions	735,328	999,510
Total	$1,535,335	$1,879,652

7.	Loans payable

	September 30, 2020	September 30, 2019

Tang Junsheng (“Mr. Tang”)	$308,185	$349,729
Others	$51,364	$147,564
Total	$359,549	$497,293

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Capital Stock

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

(c) New Share Placement

On June 21, 2019, the Company entered into an Agreement with Joyful Corporation Limited (the “Investor”) a company incorporated in Samoa whereby the Investor would (a) purchase from the Company 2,000,000 shares of the Company’s Common Stock at a price of $1.25 per share for aggregate gross proceeds of $2,500,000 and (b) acquire from the Company a call option to purchase up to 690,000 shares of the Company’s Common Stock at a price per share of $1.25, which option expired unexercised on September 30, 2019.

The shares were issued to Joyful Corporation on September 30, 2019 by which date a sum of $400,000 had been received by the Company.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Public Offering Warrants

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

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of September 30, 2020, 100,060 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of September 30, 2020, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (NOL) carryforwards and recorded a one-time income tax payable in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to September 30, 2018, and further, the Company has cumulative foreign losses as of September 30, 2018.

British Virgin Islands

Moxian BVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Moxian BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by Moxian BVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2020 and 2019 and therefore, Moxian HK was not subject to any Hong Kong profits tax.

Malaysia

Moxian Malaysia has been dormant since June 2017 and did not have taxable income since such date. The management estimates that Moxian Malaysia will not generate any taxable income in the foreseeable future.

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes (continued)

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

As of September 30, 2020, the Company had net operating loss carry forwards of approximately of $20.2 million in PRC tax jurisdiction, which expires by 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2020. Management estimated that Moxian Shenzhen will not generate any taxable income in the future.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2020.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to September 30, 2020.

The Company’s effective income tax rate was 0% for the years ended September 30, 2020 and 2019. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	September 30, 2020	September 30, 2019

U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established in the year ended September 30, 2017 and carried forward since. As of September 30, 2020 and 2019, the valuation allowance has remained unchanged at approximately $9.0 million.

	September 30, 2020	September 30, 2019

Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2020 and 2019 were $231,000 and $253,000 respectively. As of September 30, 2020, the Company was obligated under non-cancellable operating leases minimum rentals of $231,000 (2019: $231,000).

Legal Proceedings

As of September 30, 2020, Beijing Moxian is under a local court order to repay RMB 2,220,000 (about $323,000) to an unrelated third party, Junsheng Tang (See Note 7 and Note 11(a)). Other than this, the Company is not aware of any material outstanding claim and litigation against it.

11.	Subsequent events

Subsequent events

(a) Loan payable to Mr. Tang

In August 2020, Junsheng Tang filed a civil action against Beijing Moxian for the recovery of RMB 2,100,000 (about $308,000) which was the remaining part of a loan that he advanced to Beijing Moxian in January 2019. Mr. Tang was awarded judgment by the People’s Court in Fuzhou, China and Beijing Moxian was ordered to pay Mr. Tang RMB 2,220,000, inclusive of interest and costs. On December 11, 2020, Mr. Tang assigned his debt from Beijing Moxian to Beijing Bi Er, who undertook to settle the full amount.

(b) Subscription Receivable

In return for undertaking to settle the amount owed by Beijing Moxian to Mr. Tang, as described above, Beijing Bi Er would receive shares in the Company which had been issued to Joyful in September 2019. As a result, the Subscription Receivable, which is due by Joyful, would be reduced by a corresponding amount ($337,388). Other creditors owed up to $375,750 also agreed to a similar set-off, which, together with cash received from Joyful, totaling $114,574, resulted in the Share Subscription Receivable being fully settled as of the date of this Report.

(c) Merger with Btab Group, Inc (“Btab”)

On August 27, 2020, the Company signed a Share Exchange Agreement with Btab, a company incorporated in Delaware, which is subject to the satisfaction of a few conditions precedent. As of the date of this Report, the Share Exchange Agreement has not been consummated.

(d) Market Value Rule Deficiency

On October 4, 2020 the Company received a notice (the “Notice”) from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the Notice, the market value of the Company’s listed securities was less than $35 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by Listing Rule 5550(b)(2) (the “Market Value Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until May 3, 2021, to regain compliance with the Market Value Rule.

