Form 10-Q
period 2020-12-31
Moxian, Inc.
filed 2021-02-16
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of January 29, 2021, the registrant had 16,191,529 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2020	September 30, 2020

Cash and cash equivalents	$19,402	$5,249
Account receivable (Note 3)	1,345,080	1,462,698
Share subscription receivable (Note 4)	827,710	827,710

Total current assets	2,192,192	2,295,657
Accruals and other payables (Note 6)	$1,718,655	$1,535,335
Loans payable (Note 7)	382,257	359,549

Total current liabilities	2,100,912	1,894,884

Net Assets	91,280	400,773

Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares. 16,191,529 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	16,191	16,191
Additional paid-in capital	40,114,606	40,114.606
Accumulated deficiency	(41,048,510)	(40,661,350)
Accumulated other comprehensive income	1,008,993	931,326
Shareholders’ Equity	91,280	400,773

See accompanying notes to the unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended December 31,
	2020		2019

Revenues		$-		$383,375

Selling, general and administrative expenses		387,160		158,957
Loss from operations		(387,160)		224,418

(Loss)/Gain before income tax		(387,160)		224,418

Income tax expense		-		-
Net (loss)/ gain for the period		(387,160)		224,418

Other comprehensive (loss)/income:	$		$
Foreign currency translation adjustment		77,667		(27,522)
Comprehensive (loss)/income		(309,493)		196,896

Basic and diluted (loss)/ gain per common share		$(0.02)		$0.01

Basic and diluted weighted average common shares outstanding		16,191,529		16,191,529

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended December 31, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance, September 30, 2020	16,191,529	$16,191	$40,114,606	$(40,661,350)	$931,326	$400,773

Net loss for the period				(387,160)	-	(387,160)
Foreign currency translation adjustment	-	-	-	-	77,667	77,667

Balance, December 31, 2020	16,181,529	$16,191	$40,114,606	$(41,048,510)	$1,008,993	$91,280

Balance, September 30, 2019	16,191,529	$16,191	$40,114,606	$(40,734,066)	$751,956	$148,687
Net gain for the period				224,418		224,418
Foreign currency translation adjustment					(27,522)	(27,522)

Balance, December 31, 2019	16,191,529	$16,191	$40,114,606	$(40,512,648)	$724,434	342,583

See accompanying notes to consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended December 31,
	2020	2019

Cash Flows from Operating Activities
Net (loss)/gain	$(387,160)	$224,418
Adjustments to reconcile net gain to net cash used in operating activities:
Changes in net operating assets and liabilities:
Accounts and other receivables	117,618	(498,623)
Other payables and accruals	183,320	(92,068)
Net cash used in operating activities	(86,222)	(366,273)
Loans payable	22,708	(57,444)
Proceeds from share subscription	-	114,888
Net cash provided by financing activities	22,708	57,444
Effect of exchange rates on cash and cash equivalents	77,667	(78,784)
Net increase/(decrease) in cash and cash equivalents	14,153	(387,613)
Cash and cash equivalents, beginning of period	5,249	425,632
Cash and cash equivalents, end of period	19,402	$38,019

Supplemental cash flow disclosures:

Non-cash financing activities – Share Subscription Proceeds		$779,624
Non-cash operating activities – Accruals and other payables		$877,134

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Corporate Developments

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Corporate Developments (Continued)

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

On May 8, 2019, Woodland Corporation Limited (“Woodland”) was incorporated under the laws of Hong Kong as a wholly-owned subsidiary of Moxian, Inc. Woodland is engaged in the business of investment holding but has yet to commence operations as of December 31, 2020.

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

On December 20, 2019, 369 Technologies (Beijing) Co. Ltd., was incorporated under the laws of the People’s Republic of China as a wholly-owned subsidiary of Woodland Corporation. It has not commenced operations as of December 31, 2020.

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

The unaudited interim condensed consolidated financial information as of December 31, 2020 and for the three months ended December 31, 2020 and 2019 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2020, previously filed with the SEC on January 14, 2021.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of principal accounting policies (Continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of December 31, 2020 and of its unaudited condensed consolidated results of operations for the three months ended December 31, 2020 and 2019, and of its unaudited condensed consolidated cash flows for the three months ended December 31, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE, which has been dormant since September 30, 2018, are included in the accompanying consolidated financial statements of the Company as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020

Current assets	$-	$-
Non-current assets	-	-
Total assets	$-	$-

Current liabilities	$-	$-
Non-current liabilities	-	-
Total liabilities	$-	$-

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended December 31, 2020 and September 30, 2020 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Impairment of long-lived assets

The Company classifies its long-lived assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite-lived intangible assets.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2020 and September 30, 2020, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of December 31, 2020, the tax years ended December 31, 2011 through December 31, 2019 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	December 31, 2020	September 30, 2020
RMB:USD	6.5401	6.8141
HKD:USD	7.7521	7.7502

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Three Months Ended December 31,
	2020	2019
RMB:USD	6.6222	7.0427
HKD:USD	7.7517	7.8249

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Account Receivable

The Company had a major account receivable, that of Beijing Bi Er Culture Communication Limited, a limited company based in Beijing, for which the Company provided advertising and other support services under a Strategic Co-operative Agreement signed in August 2019. The balance as of December 31, 2020 is $1,345,080 after making a provision for doubtful debt of $176,680 (September 30, 2020: Nil).

4.	Share Subscription Receivable

On September, 30, 2019 the Company issued 2,000,000 new shares of Common Stock to a Joyful Corporation Limited, (“Joyful”) a Samoa-based company at a price of $1.25 per share, for cash with total proceeds of $2.5 million. Of this amount, a sum of $400,000 was deposited as an advance upon the signing of the Share Subscription Agreement.

Over the course of the year to September 30, 2020, various creditors of the Company had agreed to assign their receivables from the Company to Joyful which, in turn offset these amounts against the appropriate share subscription amounts due to the Company for the shares issued. The total amounts agreed to be offset in this manner was $512,412.

The amount for Share Subscription Receivable has not changed since September 30, 2020 whilst negotiations continued in respect of other parties for a similar arrangement of a set-off between three indebted parties. See Note 11(b) on Subsequent Events.

5.	Cessation of the Mobile Application part of business and the consequential effects on the Balance Sheet

The Company ceased the part of its business associated with the mobile application in the year ended September 30, 2018. As a result, as of that date, it had fully provided for all its related business assets as of September 30, 2018. There have been no movements since as the business had not been re-activated. Therefore, the fully written down value of the assets remain unchanged as of December 31, 2020 and September 30, 2020, is as follows:

(a)	Prepayments, deposits and other receivables

	December 31, 2020	September 30, 2020

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941,848)
Prepayments, deposits and other receivables, net	$-	$-

(b)	Property and equipment, net

	December 31, 2020	September 30, 2020

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

(c)	Intangible assets

	December 31, 2020	September 30, 2020

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Accruals and other payables

	December 31, 2020	September 30, 2020

Salaries payable	$83,061	$61,761
Directors’ fees	435,750	398,250
Other payables and accrued expenses	434,565	330,006
Other provisions	735,328	735,328
	$1,718,655	$1,535,335

7.	Loans payable

	December 31, 2020	September 30, 2020

Tang Junsheng (“Mr. Tang”)	$321,096	$308,185
Others	$61,161	$51,364
Total	$382,257	$359,549

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of December 31, 2020, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

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

Additionally, the 2017 Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one-time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of December 31, 2020.

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

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to December 31, 2020.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to December 31, 2020.

The Company’s effective income tax rates were 0% for the three months ended December 31, 2020 and 2019. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	December 31, 2020	December 31, 2019
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of December 31, 2020 and September 30, 2020, respectively.

As of December 31, 2020 and September 30, 2020, the valuation allowance was approximately $9.0 million. For the three months ended December 31, 2020 and 2019, there were no increase in the valuation allowance.

	December 31, 2020	September 30, 2020
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Capital Stock

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

(d) Public Offering Warrants

In connection with and upon closing of the Public Offering on November 14, 2016, the Company issued warrants equal to four percent (4%) of the shares issued in the Public Offering, totalling 100,050 units to the placement agents for the offering. The warrants carry a term of five years and shall be exercisable at a price equal to $4.60 per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both (a) indexed to its own stock; and (b) classified in stockholders’ equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ deficiency.

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of December 31, 2020, 100,060 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended December 31, 2020 and 2019 were $56,522 and $63,250, respectively. As of December 31, 2020 the Company was not obligated under non-cancellable operating leases minimum rentals.

Legal Proceedings

As of December 31, 2020, Beijing Moxian is under a local court order to repay RMB 2,220,000 (about $323,000) to an unrelated third party, Junsheng Tang (See Note 7 and Note 11(a)). Other than this, the Company is not aware of any material outstanding claim and litigation against it.

11.	Subsequent events

Subsequent events

(a) Loan payable to Mr. Tang

In August 2020, Junsheng Tang filed a civil action against Beijing Moxian for the recovery of RMB 2,100,000 (about $321,096) which was the remaining part of a loan that he advanced to Beijing Moxian in January 2019. Mr. Tang was awarded judgment by the People’s Court in Fuzhou, China and Beijing Moxian was ordered to pay Mr. Tang RMB 2,220,000, (about $323,000) inclusive of interest and costs. On December 11, 2020, Mr. Tang assigned his debt from Beijing Moxian to Beijing Bi Er, who undertook to settle the full amount under a Debt Assignment Agreement. This Agreement became effective in January 2021.

(b) Subscription Receivable

In return for undertaking to settle the amount owed by Beijing Moxian to Mr. Tang, as described in (a) above, Beijing Bi Er would receive shares in the Company which had been issued to Joyful in September 2019. As a result, the Subscription Receivable, which is due from Joyful, would be reduced by a corresponding amount ($339,444). Other creditors which the Company owed up to $375,750 also agreed to a similar set-off. This, together with cash received from Joyful, totalling $114,574, resulted in the Share Subscription Receivable being fully settled as of January 14, 2021.

(c) Merger with Btab Group, Inc (“Btab”)

On August 27, 2020, the Company signed a Share Exchange Agreement with Btab, a company incorporated in Delaware, which is subject to the satisfaction of a few conditions precedent. As of the date of this Report, the conditions have yet to be satisfied and the Share Exchange Agreement has not been consummated.

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

If the Company regains compliance with the Market Value Rule, Nasdaq will provide written confirmation to the Company and close the matter. If the Company does not regain compliance with this requirement by May 3, 2021, the Company will receive written notification from the Staff that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearing Panel.

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

(iv)	Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”),

(v)	Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”),

(vi)	Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”),

(vii)	Moxian Malaysia Sdn.Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”),

(viii)	Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”) and

(ix)	Moxian Technologies (Shanghai) Co. Ltd., a company incorporated under the laws of the Peoples’ Republic of China (“Moxian Shanghai”) and

(x)	Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”).

(xi)	Woodland Corporation Limited, a company incorporated under the laws of Hong Kong SAR (“Woodland”)

(xii)	Sanliujiu Technologies (Beijing) Co. Ltd., a company incorporated under the laws of the People’s Republic of China

Overview

We have been in the O2O (“Online-to-Offline”) business since the inception of the Company until the fiscal year ended September 30, 2018. We developed an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. We developed products and services designed to allow our clients to conduct targeted advertising campaigns and promotions and attract potential customers.

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended December 31, 2020 and 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

For the three months ended December 31, 2020 compared with the three months ended December 31, 2019

The Company recorded no revenue in the quarter ended December 31, 2020 because its major client in digital advertising, Beijing Bi Er, which is an e-Sports company, could not hold any large-scale events in China with mass participation by fans, enthusiast and the general public due to the fears of a COVID-19 outbreak. Although COVID-19 infections were generally under control in China, there were periodic clusters of the virus infections from time to time. The Company continued to maintain a skeletal staff of 11 but outsourced specialist services whenever required.

In the quarter ended December 31, 2019, the Company developed various initiatives for Beijing Bi Er and could bill them on several projects.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2020:

(1)	A lack of understanding of the requirements of NASDAQ, made worse by a poor command of the English language at the senior levels of management.

(2)	As a small company with limited staff, the CEO is often directly involved in operational decisions which sometimes exceeded his limits of authority and communication between him and the Board of Directors was critical to ratify such decisions

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

To mediate the identified material weaknesses and other deficiencies, we have introduced the following measures:

(1)	Ensure that the Audit Committee meets regularly and review all related party transactions to ensure that they are in the best interest of the Company.

(2)	Hold monthly board meetings with telephone participation by those directors unable to attend in person.

(3)	Maintain the composition of the Board since 2019 to ensure continuity and familiarity of the board members as regards the business of the Company

(4)	Design and monitor controls over financial reporting, including the introduction of a proper checklist of cut-off procedures to ensure proper accounting of accruals and payables.

(5)	Continue to provide training to financial staff on U.S. GAAP and educate management staff and directors on NASDAQ Listing Rules and SEC Reporting Requirements.

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

Moxian, Inc.

Date: February 16, 2021	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: February 16, 2021	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)

