Form 10-Q
period 2021-03-31
Moxian, Inc.
filed 2021-05-17
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-37902

MOXIAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3729742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit 911, Tower 2, Silvercord

30 Canton Road, Tsimshatsui, Kowloon, Hong Kong SAR

(Address of Principal Executive Offices)

Tel: +852 2961 4888

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

As of May 7, 2021, the registrant had 19,341,529 shares of common stock, par value $0.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

The aggregate market value of the voting common equity held by non-affiliates based on the price at which the Common Stock was last sold as of March 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $70.3 million.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2021	September 30, 2020

Current Assets		-
Cash and Cash equivalents	$3,627,303	$5,249
Account Receivable (Note 3)	-	1,462,698
Share Subscription Receivable (Note 4)	-	827,710
	$3,627,303	$2,295,657

Accruals and other payables (Note 6)	$1,022,865	$1,535,335
Advances from a customer	206,022	-
Loans Payable (Note 7)	91,565	359,549

Total current liabilities	1,320,452	1,894,884

Net Assets	2,306,851	400,773
Shareholders’ Equity
Preferred stock, $0.001 par value, authorized: 100,000,000 shares. Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 50,000,000 shares. 19,341,529 shares issued and outstanding as of March 31, 2021 (September 30, 2020: 16,191,529 shares issued and outstanding)	19,341	16,191
Additional paid-in capital	44,048,956	40,114.606
Accumulated deficiency	(42,725,559)	(40,661,350)
Accumulated other comprehensive income	964,113	931,326
Net Shareholders’ Equity	2,306,851	400,773

See accompanying notes to the unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended March 31,		For Six Months Ended March 31,
	2021	2020	2021	2020

Revenues	$22,890	$-	$22,890	$383,375
Selling, general and administrative expenses	(240,047)	(147,721)	(627,207)
Provision for doubtful debts	(1,459,892)	-	(1,459,892)	(306,628)
(Loss)/Gain from operations	(1,677,049)	(147,721)	(2,064,209)	76,697

Income tax expense	-	-	-	-
Net (Loss)/Gain	(1,677,049)		(2,064,209)	76,697

Foreign currency translation adjustments	(44,880)	(148)	32,787	(148)
Comprehensive loss/gain	$(1,721,929)	$(147,869)	$(2,031,422)	$76,549

Basic and diluted gain/(loss) per common share	$(0.11)	$(0.009)	$(0.12)	$0.004

Basic and diluted weighted average common shares outstanding	16,191,529	16,191,529	16,191,529	16,191,529

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended March 31, 2021 and 2020

	Common Stock		Additional paid-in		Accumulated	Accumulated other comprehensive
	Shares	Amount	capital		deficit	income	Total
Balance, September 30, 2020	16,191,529	$16,191	$40,114,606		$(40,661,350)	$931,326	$400,773

Net loss	-	-	-		(387,160)	-	(387,160)

Foreign currency translation adjustment	-	-	-		-	77,667	77,667

Balance, December 31, 2020	16,191,529	$16,191	$40,114,606		$(41,048,510)	1,008,993	91,280

Issuance of shares	3,150,000	3,150	3,934,350		-	-	3,937,500

Net Loss	-	-	-		(1,677,049)	-	(1,677,049)

Foreign currency translation adjustment	-	-	-		-	(44,880)	(44,880)

Balance, March 31, 2021	19,341,529	19,341	44,048,956		(42,725,559)	964,113	2,306,851

Balance, September 30, 2019	16,191,529	$16,191	$40,114,606		$(40,734,066)	$751,956	$148,687

Net loss	-	-	-		224,418,	-	224,418

Foreign currency translation adjustment	-	-	-		-	(27,522)	(27,552)

Balance, December 31, 2019	16,191,529	$16,191	$40,114,606		$(40,509,648))	724,434	345,583

Net Loss	-	-	-		(147,849)	-	(147,849)

Foreign currency translation adjustment	-	-	-	-	-	(41,101)	(41,101)

Balance, March 31, 2020	16,191,529	$16,191	$40,114,606		$(40,657,497)	$683,333	156,633

See accompanying notes to consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended March 31,
	2021	2020

CASH FROM OPERATING ACTIVITIES
Net loss/gain from operations	$(2,064,209)	$76,549
Adjustments to reconcile to net cash used in operating activities:
Changes in operating assets and liabilities:

Other receivables	1,462,698
Accruals and other payables	(512,470)	(836,803)
Advance from customer	206,022
Net cash used in operating activities	(907,959)	(760,254)

Investment in research and development	-	(494,183)
Loan receivable	-	(211,792)
Cash used in investing arctivities	-	(705,975)

Proceeds from third party loans	91,565	-
Repayment of third party loans	(359,549)	(200,783)
Proceeds from issuance of new shares	4,765,210	1,318,087
Cash from financing activities	4,497,226	1,117,304

Effect of exchange rates on translation of opening liabilities	32,787	(68,593)
Net increase/(decrease) in cash and cash equivalents	3,589,267	(417,518)
Cash and cash equivalents, beginning of period	5,249	425,632
Cash and cash equivalents, end of period	3,627,303	8,114

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

Organization of the Group (continued)

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

On December 20, 2019, 369 Technologies (Beijing) Co. Ltd., was incorporated under the laws of the People’s Republic of China as a wholly-owned subsidiary of Woodland Corporation. It has not commenced operations as of March 31, 2021. On March 18, 2021, 369 Technologies (Beijing) Co. Ltd. changed its name to Beijing Bit Matrix Technology Co. Ltd.

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of principal accounting policies (Continued)

Basis of presentation (continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2021 and of its unaudited condensed consolidated results of operations for the six months ended March 31, 2021 and 2020, and of its unaudited condensed consolidated cash flows for the six months ended March 31, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE, which has been dormant since September 30, 2018, are included in the accompanying consolidated financial statements of the Company as of March 31, 2021 and September 30, 2019:

	March 31, 2021	September 30, 2020

Current assets	$-	$-
Non-current assets	-	-
Total assets	$-	$-

Current liabilities	$-	$-
Non-current liabilities	-	-
Total liabilities	$-	$-

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2021 and September 30, 2020, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of March 31, 2021, the tax years ended December 31, 2011 through December 31, 2020 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	March 31, 2021	September 30, 2020
RMB:USD	6.5527	6.8141
HKD:USD	7.7743	7.7502

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Six Months Ended March 31,
	2021	2020
RMB:USD	6.5532	7.0125
HKD:USD	7.7546	7.7928

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Account Receivable

The Company had a major account receivable, that of Beijing Bi Er Culture Communication Limited, (“Bi Er”) a limited company based in Beijing, for which the Company provided advertising and other support services under a Strategic Co-operative Agreement signed in August 2019. The balance as of March 31, 2021 is $1,345,080. However, following a breach in a separate Debt Assignment Agreement (see Note 7) in January, 2021, the Company considers the recoverability of this debtor doubtful and has made a full provision for this amount as of March 31, 2021.

4. Share Subscription Receivable

On September 30, 2019, the Company issued 2,000,000 new shares of Common Stock to Joyful Corporation Limited, (“Joyful”) a Samoa-based company at a price of $1.25 per share, for cash with total proceeds of $2.5 million. Of this amount, a sum of $400,000 was deposited as an advance upon the signing of the Share Subscription Agreement.

Over the course of the year to September 30, 2020, various creditors of the Company had agreed to assign their receivables from the Company to Joyful which, in turn offset these amounts against the appropriate share subscription amounts due to the Company for the shares issued. The total amounts agreed to be offset in this manner was $512,412.

As of March 31, 2021, the entire amount of the Share Subscription in respect of the 2,000,000 new shares noted above has been fully settled, either in the form of cash, or through an off-set of amounts the Company owed to its directors, other creditors and an unsecured loan from a unrelated third-party, Tang Junsheng (see also Note 7).

5. Cessation of the Mobile Application part of business and the consequential effects on the Balance Sheet

The Company ceased the part of its business associated with its mobile application in the year ended September 30, 2018. As a result, as of that date, it had fully provided for all its related business assets as of September 30, 2018. There has been no movement since as the business had not been re-activated. Therefore, the fully written down value of the assets remain unchanged as of March 31, 2021 and September 30, 2020, and is as follows:

(a) Prepayments, deposits and other receivables

	March 31, 2021	September 30, 2020

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941,848)
Prepayments, deposits and other receivables, net	$-	$-

(b) Property and equipment, net

	March 31, 2021	September 30, 2020

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

(c) Intangible assets

	March 31, 2021	September 30, 2020

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accruals and other payables

	March 31, 2021	September 30, 2020

Salaries payable	$21,300	$61,761
Directors’ fees	37,500	398,250
Accrued expenses	228,737	330,006
Other payables and provisions	735,328	735,328
	$1,022,865	$1,535,335

7. Loans

	March 31, 2021	September 30, 2020
Loans Payable:
Tang Junsheng	-	308,185
Others	91,565	51,364
	91,565	359,549

In August 2020, Mr. Junsheng Tang (“Mr. Tang”) filed a civil action against Moxian Technologies (Beijing) Co. Ltd. (“Moxian Beijing”) for the recovery of RMB 2,100,000 (approximately $321,096) which was the remaining part of a loan that Mr. Tang advanced to Moxian Beijing in January 2019. Mr. Tang was awarded judgment by the People’s Court in Fuzhou, China and Moxian Beijing was ordered to pay Mr. Tang RMB 2,220,000 (approximately $323,000) inclusive of interest and costs. On December 11, 2020, Mr. Tang assigned his debt from Moxian Beijing to Beijing Bi Er Culture and Communication Co., Ltd. (“Beijing Bi Er”), which undertook to settle the full amount pursuant to a Debt Assignment Agreement (the “Assignment Agreement”). The Assignment Agreement became effective in January 2021.

On April 26, 2021, the Audit Committee of the Company’s Board of Directors learned that Bi Er had breached the Assignment Agreement by failing to pay necessary funds to Mr. Tang by January 19, 2021. However, Mr. Deng Conglin (“Mr. Deng”) remitted a sum of RMB 2,400,000 on January 20, 2021 to Moxian Beijing, from which amount, Moxian Beijing fully settled the amount due to Mr. Tang. Following the repayment to Mr. Tang, Mr. Deng received 269,909 shares of the Company’s common stock from Joyful Corporation Limited (“Joyful”), which had previously been issued 2,000,000 shares of the Company’s common stock. As previously disclosed, various creditors of the Company, including Mr. Tang, had agreed to assign their receivables from the Company to Joyful which, in turn, offset these receivables through the transfer of such shares to those creditors. Per that agreement, Mr. Tang was to have received 269,909 shares; instead, in consideration for payments by Mr. Deng to Mr. Tang, the 269,909 shares were transferred from Joyful to Mr. Deng.

8. Income taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of March 31, 2021, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for our fiscal year ended September 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have to remeasure our deferred tax assets on net operating loss carryforward in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the 2017 Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one-time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of March 31, 2021.

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2020 and 2019 and therefore, Moxian HK was not subject to Hong Kong profits tax.

Malaysia

Moxian Malaysia ceased operation in June 2017.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

As of September 30, 2020, the Company had net operating loss carry forwards of approximately of $20.2 million in the PRC tax jurisdiction, which expires in the years 2018 through 2022.

Moxian Shenzhen was incorporated in the People’s Republic of China. Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 (date of inception) to September 30, 2018 when it ceased operations.

Moyi was incorporated in the People’s Republic of China. Moyi did not generate taxable income in the People’s Republic of China for the period from July 19, 2013 (date of inception) to September 30, 2018 when it ceased operations.

Moxian Beijing was incorporated in the People’s Republic of China. Moxian Beijing did not generate taxable income in the People’s Republic of China for the period from December 10, 2015 (date of inception) to December 31, 2020.

The Company’s effective income tax rates were 0% for the six months ended March 31, 2021 and 2020 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	March 31, 2021	March 31, 2020
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of March 31, 2021 and September 30, 2020, respectively.

As of March 31, 2021 and September 30, 2020, the valuation allowance was approximately $9.0 million. For the six months ended March 31, 2021 and 2020, there were no increase in the valuation allowance.

	March 31, 2021	September 30, 2020
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

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

(c) Public Offering Warrants

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

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of December 31, 2021 100,060 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

(d) New issuance of shares

In March, 2021, the Company issued a total of 3,150,000 ordinary shares of common stock to four individuals, at a price of $1.25 per share. The proceeds from these issues will be used for working capital needs of the Company.

10. Commitments and contingencies

Operating Lease

The Company currently leases its office premises for RMB150,000 (approximately equivalent to $23,000) per month, inclusive of management fees on a tenancy agreement which will expire in November 2021, if not terminated earlier by mutual consent.

Legal Proceedings

As of March 31, 2021, the Company is not aware of any material outstanding claim and litigation against them.

11. Subsequent events

(a) Appointment of a new director

Effective April 1, 2021, Ms Zhao Yahui was appointed to the Board of Directors. Also, effective from April 1, 2021, the Board elected Mr. Hao Qinghu as its Chairman. Mr. Hao is also the Chief Executive Officer of the Registrant. He has been a director of the Company since January, 2016. Mr. Hao replaces Mr. William Yap Guan Hong, who had served as non-executive chairman; Mr. Yap will remain on the Board.

(b) Compliance with the Minimum Market Value Requirement

On April 6, 2021, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq Listing Rule 5550 (b) (2) requiring the market value of the Company’s securities to be at least $35 million.

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

(iv)	Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”),

(v)	Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”),

(vi)	Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Shenzhen”),

(vii)	Moxian Malaysia Sdn.Bhd. (“Moxian Malaysia”), a company incorporated under the laws of Malaysia (“Moxian Malaysia”),

(viii)	Moxian Technologies (Beijing) Co., Ltd., a company incorporated under the laws of People’s Republic of China (“Moxian Beijing”) and

(ix)	Moxian Technologies (Shanghai) Co. Ltd., a company incorporated under the laws of the Peoples’ Republic of China (“Moxian Shanghai”) and

(x)	Shenzhen Moyi Technologies Co. Ltd., a contractually controlled affiliate of Moxian Shenzhen formed under the laws of People’s Republic of China (“Moyi”)

(xi)	Woodland Corporation Limited, a company incorporated under the laws of the Special Adminisrative Region of Hong Kong (“Woodland”)

(xii)	Beijing Bit Matrix Technology Co. Ltd., a company incorporated under the laws of the Peoples’ Republic of China (“Bit Matrix”)

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

For the three months ended March 31, 2021 compared with the three months ended March 31, 2020

The financial results for the three months ended March 31, 2021 have been adversely affected by the loss of a major client, Bi Er, following the expiration of the Co-operation and Strategic Partnership Agreement. During this quarter, the Company increased its resources to win new business but only managed to obtain a new client towards the end of March but no significant revenue could be billed.

For the six months ended March 31, 2021 compared with the six months ended March 31, 2020

In the six months ended March 31, 2021, the Company failed to generate sufficient revenue to cover its operating expenses as there was no revenue in the first quarter of the financial year, following the end of a contractual arrangement with a major client. Efforts to broaden the advertising base were difficult and did not really materialize until towards the end of the second quarter.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of March 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2021:

(1)	A lack of understanding of the requirements of NASDAQ, made worse by a poor command of the English language at the senior levels of management.

(2)	Lack of timely communications or selective reporting between the CEO and the Board of Directors

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels.

(4)	Chinese accounting practices require standard official invoices to be issued and paid before they can be recognized in the accounting records leading to cut-off issues at every period end, so special procedures have to be adopted to ensure proper accounting.

(5)	There have instances where the Company’s CEO has not complied with guidelines on authorization limits for payments and such actions have required subsequent review and ratifications by the Board.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

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

(6)	Further emphasize to Senior Management of subsidiary companies, the importance of timely reporting and the submission of complete returns to the holding company

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

As of the date of this Report, the COVID-19 outbreak in China, where we operate, is under control. Although there are periodic isolated outbreaks in certain cities, the Chinese authorities have managed to control the spread of the disease within a relatively short period. However, Chinese citizens have largely not been immunized so self-imposed safety precautions such as wearing masks and avoiding social gatherings are still observed. These often bring inconveniences but generally, economic activities throughout China have not been seriously affected. However, large gatherings and mass participation events are still not common and this has affected some of the Company’s clients who promote e-sports events. We expect gradual relaxation by the city governments in the hosting of such events over the rest of our fiscal year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) In March, 2021, the Company issued a total of 3,150,000 ordinary shares of common stock to four individuals, at a price of $1.25 per share. The proceeds from these issues will be used as working capital of the Company.

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

Moxian, Inc.

Date: May 17, 2021	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: May 17, 2021	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)

