Form 10-Q
period 2021-06-30
Moxian, Inc.
filed 2021-08-13
CIK 1516805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2021, the registrant had 19,341,529 shares of common stock, par value $0.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MOXC	Nasdaq Capital Market

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2021	September 30, 2020

Current Assets		-
Cash and Cash equivalents	$3,487,548	$5,249
Account Receivable (Note 3)	-	1,462,698
Share Subscription Receivable (Note 4)	-	827,710
	$3,487,548	$2,295,657

Accruals and other payables (Note 6)	$1,104,911	$1,535,335
Loans Payable (Note 7)	-	359,549

Total current liabilities	1,104,911	1,894,884

Net Assets	2,382,637	400,773
Shareholders’ Equity
Common stock, $0.001 par value, authorized: 50,000,000 shares. 19,341,529 shares issued and outstanding as of June 30, 2021 (September 30, 2020: 16,191,529 shares issued and outstanding)	19,341	16,191
Additional paid-in capital	44,048,956	40,114,606
Accumulated deficiency	(42,675,408)	(40,661,350)
Accumulated other comprehensive income	989,748	931,326
Net Shareholders’ Equity	2,382,637	400,773

See accompanying notes to the unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended June 30,		For Nine Months Ended June 30,
	2021	2020	2021	2020

Revenues	$194,089	$74,082	$216,979	$459,589
Selling, general and administrative expenses	(374,589)	(156,333)	(1,001,796)	(465,271)
Provision for doubtful debts	-	-	(1,459,892)	-
Loss from operations	(180,500)	(82,251)	(2,244,709)	(5,682)

Other income (Note 3)	291,984	-	291,984	-
Interest expense (Note 7)	(61,333)	-	(61,333)	-
Net profit/(loss)	50,151	(82,251)	(2,014,058)	(5,682)

Foreign currency translation adjustments	25,635	-	58,422	-
Comprehensive income/(loss)	$75,786	$(82,251)	$(1,955,636)	$(5,682)

Basic and diluted profit/(loss) per common share	$0.004	$(0.005)	$(0.113)	$(0.000)

Basic and diluted weighted average common shares outstanding	19,341,529	16,191,529	17,241,529	16,191,529

See accompanying notes to unaudited condensed consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the periods ended June 30, 2021 and 2020

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Capital	deficit	income	Total
Balance, September 30, 2020	16,191,529	$16,191	$40,114,606	$(40,661,350)	$931,326	$400,773

Net loss	-	-	-	(387,160)	-	(387,160)

Foreign currency translation adjustment	-	-	-	-	77,667	77,667

Balance, December 31, 2020	16,191,529	$16,191	$40,114,606	$(41,048,510)	1,008,993	91,280

Issuance of shares	3,150,000	3,150	3,934,350	-	-	3,937,500

Net loss	-	-	-	(1,677,049)	-	(1,677,049)

Foreign currency translation adjustment	-	-	-	-	(44,880)	(44,880)

Balance, March 31, 2021	19,341,529	19,341	44,048,956	(42,725,559)	964,113	2,306,851

Net profit	-	-	-	50,151	-	50,151

Foreign currency translation adjustment	-	-	-	-	25,635	25,635

Balance, June 30, 2021	19,341,529	19,341	44,048,956	(42,675,408)	989,748	2,382,637

Balance, September 30, 2019	16,191,529	$16,191	$40,114,606	$(40,734,066)	$751,956	$148,687

Net loss	-	-	-	224,418	-	224,418

Foreign currency translation adjustment	-	-	-	-	(27,522)	(27,522)

Balance, December 31, 2019	16,191,529	$16,191	$40,114,606	$(40,509,648)	724,434	345,583

Net loss	-	-	-	(147,849)	-	(147,849)

Foreign currency translation adjustment	-	-	-	-	(41,101)	(41,101)

Balance, March 31, 2020	16,191,529	16,191	40,114,606	(40,657,497)	683,333	156,633

Net loss	-	-	-	(82,251)	-	(82,251)

Foreign currency translation adjustment	-	-	-	-	73,617	73,617

Balance, June 30, 2020	16,191,529	$16,191	$40,114,606	$(40,739,748)	$756,950	147,999

See accompanying notes to consolidated financial statements

MOXIAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended June 30,
	2021	2020

CASH FROM OPERATING ACTIVITIES
Net loss from operations	$(2,014,058)	$(5,682)
Adjustments to reconcile to net cash used in operating activities:
Changes in operating assets and liabilities:

Other receivables	1,462,698	-
Accruals and other payables	(430,424)	(1,694,307)

Net cash used in operating activities	(981,784)	(1,699,989)

Repayment of third party loans	(359,549)	(200,074)
Proceeds from issuance of new shares	4,765,210	1,911,186
Cash from financing activities	4,405,661	1,711,112

Effect of exchange rates on translation of opening liabilities	58,422	4,994
Net increase in cash and cash equivalents	3,423,877	11,123
Cash and cash equivalents, beginning of period	5,249	425,632
Cash and cash equivalents, end of period	3,487,548	441,749

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

On February 17, 2014, the Company incorporated Moxian CN Group Limited (“Moxian CN Samoa”) under the laws of Samoa.

On February 21, 2014, Moxian acquired Moxian Group Limited (“Moxian GL”), together with its subsidiaries, Moxian (Hong Kong) Limited (“Moxian HK”), Moxian Technology (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and Moxian Malaysia Sdn. Bhd.(“Moxian Malaysia”) through our wholly owned subsidiary, Moxian CN Samoa from Rebel Group, Inc. (“REBL”), a company incorporated in the State of Florida and of which our previous Chief Executive Officer, Tan Meng Dong, is a promoter as the term is defined under Rule 405 of Regulation C promulgated under the Securities Act, by entering into a License and Acquisition Agreement (the “License and Acquisition Agreement”) in consideration of $1,000,000 (“Moxian BVI Purchase Price”). As a result, Moxian GL, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the Company’s subsidiaries. Under the License and Acquisition Agreement, REBL also agreed to grant us the exclusive right to use REBL’s intellectual property rights (collectively, the “IP Rights”) in Mainland China, Malaysia, and other countries and regions where REBL conducts its business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell REBL products and services in the Licensed Territory for five years (the “License,”) and in consideration of such License, the Company agreed to pay to REBL (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty.

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

Moxian GL was incorporated on July 3, 2012 under the laws of British Virgin Islands. REBL owned 100% equity interests of Moxian GL prior to the closing of the License and Acquisition Agreement, among the Company, Moxian GL and REBL.

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

Corporate Developments

On November 14, 2016 the Company announced the completion of a public offering of 2,501,250 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds from its offering were approximately $10,005,000 before deducting agents’ commissions and other offering expenses, resulting in net proceeds of approximately, $8.5 million. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on November 15, 2016 under the symbol “MOXC.”

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

On December 20, 2019, 369 Technologies (Beijing) Co. Ltd., was incorporated under the laws of the People’s Republic of China as a wholly-owned subsidiary of Woodland Corporation. It has not commenced operations as of June 30, 2021. On March 18, 2021, 369 Technologies (Beijing) Co. Ltd. changed its name to Beijing Bit Matrix Technology Co. Ltd.

On July 19, 2021, at the Company’s annual meeting, stockholders of the Company approved the adoption of the Agreement and Plan of Merger entered into on May 28, 2021 by and between the Company and Moxian (BVI) Inc, a British Virgin Islands company and a wholly owned subsidiary of the Company (“Moxian BVI”), that will effectively change the Company’s place of incorporation from Nevada to the British Virgin Islands. Pursuant to the approval of the stockholders, the Company is proceeding with the completion of the redomicile merger and expects the transaction to become effective in August 2021. At the effective date, the Company will merge with and into Moxian BVI, with Moxian BVI surviving the merger. Each issued and outstanding share of the Company’s common stock will be converted into the right to receive one ordinary share in Moxian BVI, which shares will be issued by Moxian BVI in connection with the merger, and stockholders’ relative economic ownership and voting rights will remain unchanged. Moxian BVI will own and continue to conduct our business in substantially the same manner as it is currently being conducted by the Company and its subsidiaries. We expect that, at the effective time, Moxian BVI’s ordinary shares will be authorized for listing on NASDAQ and traded on the exchange under the same symbol “MOXC”. Moxian BVI is expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC.

The Company had two main divisions of business. It is in the O2O (“Online-to-Offline”) business with the development of an online platform for small and medium sized enterprises (“SMEs”) with physical stores to conduct business online, interact with existing customers and obtain new customers. It also operated pursuant to an exclusive agreement, the Games Channel of the state-owned Xinhua News Agency App and was a general agent for all advertisements on this mobile application.

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

The unaudited interim condensed consolidated financial information as of June 30, 2021 and for the nine months ended June 30, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended September 30, 2020, previously filed with the SEC on January 14, 2021.

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of principal accounting policies (Continued)

Basis of presentation (continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2021 and of its unaudited condensed consolidated results of operations for the nine months ended June 30, 2021 and 2020, and of its unaudited condensed consolidated cash flows for the nine months ended June 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The following assets and liabilities of the VIE, which has been dormant since September 30, 2018, are included in the accompanying consolidated financial statements of the Company as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020

Current assets	$-	$-
Non-current assets	-	-
Total assets	$-	$-

Current liabilities	$-	$-
Non-current liabilities	-	-
Total liabilities	$-	$-

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the period ended June 30, 2021 and September 30, 2020 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the unaudited consolidated statements of operations and comprehensive losses. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2021 and September 30, 2020, the Company did not have any unrecognized tax benefits. The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months.

As of June 30, 2021, the tax years ended December 31, 2021 through December 31, 2020 for the Company’s PRC entities remain open for statutory examination by the PRC tax authorities.

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

The exchange rates applied are as follows:

Balance sheet items, except for equity accounts	June 30, 2021	September 30, 2020
RMB:USD	6.4572	6.8141
HKD:USD	7.7663	7.7502

Items in the unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated statements of cash flows

	Nine Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
RMB:USD	6.5218	7.0489	6.4581	7.0853
HKD:USD	7.7572	7.7740	7.7653	7.7520

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

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Account Receivable

The Company had a major account receivable, that of Beijing Bi Er Culture Communication Limited, (“Bi Er”) a limited company based in Beijing, for which the Company provided advertising and other support services under a Strategic Co-operative Agreement signed in August 2019. The balance as of March 31, 2021 was $1,345,080. However, following a breach in a separate Debt Assignment Agreement (see Note 7) in January, 2021, the Company considers the recoverability of this debtor doubtful and has made a full provision for this amount as of March 31, 2021. In the period ended June 30, 2021, the Company has recovered $291,984 of this amount and this is reflected in the income statement as other income.

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

5. Cessation of the Mobile Application part of business and the consequential effects on the Balance Sheet

The Company ceased the part of its business associated with its mobile application in the year ended September 30, 2018. As a result, as of that date, it had fully provided for all its related business assets as of September 30, 2018. There has been no movement since as the business had not been re-activated. Therefore, the fully written down value of the assets remain unchanged as of June 30, 2021 and September 30, 2020, and is as follows:

(a) Prepayments, deposits and other receivables

	June 30, 2021	September 30, 2020

Prepayments to suppliers	$567,934	$567,934
Rental and other deposits	341,674	341,674
Employee advances and others	32,240	32,240
Sub total	941,848	941,848
Less: allowance for doubtful accounts	(941,848)	(941,848)
Prepayments, deposits and other receivables, net	$-	$-

(b) Property and equipment, net

	June 30, 2021	September 30, 2020

Electronic equipment	$2,319,545	$2,319,545
Furniture and fixtures	70,596	70,596
Leasehold improvements	263,609	263,609
Total property and equipment	2,653,750	2,653,750
Less: Accumulated depreciation and amortization	(2,653,750)	(2,653,750)
Total property and equipment, net	$-	$-

(c) Intangible assets

	June 30, 2021	September 30, 2020

IP rights	$1,410,335	$1,410,335
Other intangible assets	394,883	394,883
	1,805,218	$1,805,218
Less: accumulated amortization	(1,805,218)	(1,805,218)
Net intangible assets	$-	$-

MOXIAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accruals and other payables

	June 30, 2021	September 30, 2020

Salaries payable	$16,397	$61,761
Directors’ fees	63,000	398,250
Accrued expenses	295,514	330,006
Other payables and provisions	730,000	745,318
	$1,104,911	$1,535,335

7. Loans

	June 30, 2021	September 30, 2020
Loans Payable:
Tang Junsheng	-	308,185
Others	-	51,364
	-	359,549

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

The United States of America

Moxian is incorporated in the State of Nevada in the U.S. and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax. As of June 30, 2021, future net operation losses of approximately $8.9 million are available to offset future operating income through 2036.

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

Additionally, the 2017 Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one-time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017, as the Company has cumulative foreign losses as of June 30, 2021.

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

Hong Kong

Moxian HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Moxian HK did not earn any income that was derived in Hong Kong for the years ended June 30, 2021 and 2020 and therefore, Moxian HK was not subject to Hong Kong profits tax.

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

The Company’s effective income tax rates were 0% for the nine months ended June 30, 2021 and 2020 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	June 30, 2021	June 30, 2020
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Because of the uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established as of June 30, 2021 and September 30, 2020, respectively.

As of June 30, 2021 and September 30, 2020, the valuation allowance was approximately $9.0 million. For the nine months ended June 30, 2021 and 2020, there were no increase in the valuation allowance.

	June 30, 2021	September 30, 2020
Deferred tax asset from net operating loss and carry-forwards	$9,032,129	$9,032,129
Valuation allowance	(9,032,129)	(9,032,129)
Deferred tax asset, net	$-	$-

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

(b) Debt Exchange

On May 2, 2019, the Company reached an agreement with each of the three loan creditors as of September 30, 2018 regarding settlement of their loans to the Company. (“Debt Exchange”). Under the agreements, the loan creditors, all three loan creditors, which were unrelated parties as of the date of the agreements, would write off a total of $6,243,439 of the loans due from the Company and would accept a total of 720,000 shares of Common Stock at a price of $1.50 per share, in settlement of the remaining balances of the loans. The 720,000 new shares of Common Stock were issued on September 30, 2019.

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

The aggregated fair value of the Public Offering Warrants on November 14, 2016 was $280,042. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $4.09; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $4.60; volatility of 90.7%; and expected future dividends of Nil. As of June 30, 2021 100,060 shares of warrants were issued and outstanding; and none of the warrants has been exercised (see also Note 11).

(d) New issuance of shares

In March 2021, the Company issued a total of 3,150,000 ordinary shares of common stock to four individuals, at a price of $1.25 per share. The proceeds from these issues will be used for working capital needs of the Company.

10. Commitments and contingencies

Operating Lease

The Company currently leases its office premises for RMB150,000 (approximately equivalent to $23,000) per month, inclusive of management fees on a tenancy agreement which will expire in November 2021, if not terminated earlier by mutual consent.

Legal Proceedings

As of June 30, 2021, the Company is not aware of any material outstanding claim or litigation against them.

11. Subsequent events

(a)	Agreement and Plan of Merger

On July 19, 2021, at the Company’s annual meeting, stockholders of the Company approved the adoption of the Agreement and Plan of Merger entered into on May 28, 2021 by and between the Company and Moxian (BVI) Inc, a British Virgin Islands company and a wholly owned subsidiary of the Company (“Moxian BVI”), that will effectively change the Company’s place of incorporation from Nevada to the British Virgin Islands. Pursuant to the approval of the stockholders, the Company is proceeding with the completion of the redomicile merger and expects the transaction to become effective in August 2021. At the effective time, the Company will merge with and into Moxian BVI, with Moxian BVI surviving the merger. Each issued and outstanding share of the Company’s common stock will be converted into the right to receive one ordinary share in Moxian BVI, which shares will be issued by Moxian BVI in connection with the merger, and stockholders’ relative economic ownership and voting rights will remain unchanged. Moxian BVI will own and continue to conduct our business in substantially the same manner as it is currently being conducted by the Company and its subsidiaries. We expect that, at the effective time, Moxian BVI’s ordinary shares will be authorized for listing on NASDAQ and traded on the exchange under the same symbol “MOXC”. Moxian BVI is expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC.

(b)	As of the date of this Report, 79,181 of the warrants previously issued (Note 9c) have been exercised on a caseless basis in July 2021, resulting in a new issue of a total of 3,148 ordinary shares of common stock.

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

If the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the periods ended June 30, 2021 and 2020 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

For the three months ended June 30, 2021 compared with the three months ended June 30, 2020

Revenue for the three months ended June 30, 2021 improved to $194,809, or about 162% higher that of the same period for the previous year, as the Chinese economy gathered further momentum and marketing efforts through higher staff incentives started to yield results. Selling, administrative and general expenses had a modest increase from the corresponding period but higher corporate expenses at the holding company level resulted in total costs of $374,589 more than doubling that of the previous comparable period. The additional corporate expenses largely related to fees associated with the merger of the Company with a wholly-owned subsidiary in the British Virgin Islands.

There was a recovery of about $292,000 for a debt owed by a major client but this was partly off-set by the charge for an interest on a third-party loan, following a settlement on a legal suit brought against the operating subsidiary.

The net result of all the above is a small profit of $50,151 compared with a loss of $82,251 in the third quarter of last year.

For the nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

The results for the nine months ended June 30, 2021 are characterized by the loss of a major client in late 2020 which necessitated a provision of $1,459,892 for doubtful debt, coupled with higher operating and corporate costs which resulted in a loss of $2,244,709. This compared unfavourably with the same period last financial year when the loss was only $5,682 without such one-off items.

Revenue for this period was just about half of that of the previous period following the loss of the major client. The Company has since made renewed efforts to bolster staff productivity and increased marketing efforts.

At the holding company level, there were additional professional fees associated with failed attempts to acquire new businesses to improve revenues of the Company, together with costs the corporate restructuring mentioned above.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting management to information required to be included in the Company’s periodic filings to the Securities and Exchange Commission filings.

Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors to disclose the required information under the Exchange Act.

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

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was primarily due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls. These deficiencies may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2021:

(1)	A lack of understanding of the requirements of NASDAQ, made worse by a poor command of the English language at the senior levels of management.

(2)	Lack of timely communications or selective reporting between the CEO and the Board of Directors

(3)	There are no written policies and procedures covering such operational activities such as sales and procurement due to a lack of staff stability, especially at senior management levels.

(4)	Chinese accounting practices require standard official invoices to be issued and paid before they can be recognized in the accounting records leading to cut-off issues at every period end, so special procedures have to be adopted to ensure proper accounting.

(5)	There have instances where the Company’s CEO has not complied with guidelines on authorization limits for payments and such actions have required subsequent review and ratification by the Board.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

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

As of the date of this Report, the COVID-19 outbreak in China, where we operate, is largely under control. Although there are periodic isolated outbreaks in certain cities, the Chinese authorities have managed to control the spread of the disease within a relatively short period. However, Chinese citizens have largely not been immunized so self-imposed safety precautions such as wearing masks and avoiding social gatherings are still observed. These often bring inconveniences but generally, economic activities throughout China have not been seriously affected. However, large gatherings and mass participation events are still not common and this has affected some of the Company’s clients who promote e-sports events. We expect gradual relaxation by the city governments in the hosting of such events over the rest of our fiscal year.

Adverse regulatory developments in China may subject us to additional regulatory review and expose us to government interference, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements, and/or suspend or terminate our future securities offerings, making capital-raising more difficult.

As substantially all of our operations are based in China, we are subject to PRC laws relating to, among others, data security and restriction over foreign investments. The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, including through the variable interest entities structure, or the VIE structure, and the government-led cybersecurity reviews of certain companies with VIE structures, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may become subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our product and service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to VIE structures and whether the VIE and the issuer, when applicable, received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We are subject to a variety of PRC laws, including laws and other obligations regarding cybersecurity and data protection. We also maintain a VIE structure with respect to our operations in China due to restriction over foreign investment. Therefore, we may be subject to tightened regulatory review and exposed to government interference in China. In light of the recent regulatory and policy developments in China and government actions taken by the PRC government, including possible imposition of restrictions and/or approval requirements on China-based companies raising capital offshore, the offering of our securities may be subject to additional disclosure requirements and review that the SEC or other regulatory authorities in the United States may adopt for companies with China-based operations.

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

Moxian, Inc.

Date: August 13, 2021	By:	/s/ Hao Qinghu
	Name:	Hao Qinghu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Moxian, Inc.

Date: August 13, 2021	By:	/s/ Tan Wanhong
	Name:	Tan Wanhong
	Title:	Chief Financial Officer
(Principal Financial Officer)

